Form 10-K
period 2025-12-31
SilverBox Corp V
filed 2026-03-23
CIK 2081909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number 001-42980

SilverBox Corp V

(Exact name of Registrant as specified in its Charter)

Delaware	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8701 Bee Cave Road, East Building, Suite 310

Austin, TX 78746

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (512) 575-3637

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A ordinary shares, $0.0001 par value, and one-third of one redeemable warrant	SBXE.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SBXE	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50 per share	SBXE.WS	New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

None

Indicate by check mark if the Registrant is a well - known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes - Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act). YES ☒ NO ☐

The Registrant’s units, each consisting of one Class A ordinary share and one-third of one warrant, began trading on the New York Stock Exchange on December 3, 2025. Prior to that date, the Registrant’s units were not traded on any national securities exchange or in the over-the-counter market. Commencing January 23, 2026, holders of the units were permitted to elect to separately trade the Class A ordinary shares and public warrants included in the units. On December 31, 2025, the last business day of the Registrant’s most recently completed fourth fiscal quarter, the aggregate market value of the Registrant’s units held by non-affiliates of the registrant was approximately $277,932,000 based on the closing sales price of the Registrant’s units on such date as reported on the New York Stock Exchange.

As of December 31, 2025 there were 27,600,000 Class A ordinary shares, $0.0001 par value, and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

●	our being a company with no operating history and no revenues;
●	our ability to select an appropriate target business or businesses;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
●	our expectations around the performance of the prospective target business or businesses in the technology industry;
●	our potential ability to obtain additional financing to complete our initial business combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential business combination opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account or otherwise available to us;
●	the trust account not being subject to claims of third parties;
●	our financial performance following our initial public offering; and
●	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this annual report.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to the “Company,” “SilverBox Corp V,” “SilverBox,” “we,” “us,” or “our” are to SilverBox Corp V, a Cayman company. References to:

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association in effect upon the completion of our initial public offering;
●	“Boxwood Capital” are to Boxwood Capital LLC and/or its affiliates;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“completion window” is the period following the completion of our initial public offering at the end of which, if we have not completed our initial business combination, we will redeem 100% of the public shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable law and certain conditions and as further described herein. We will have 24 months from the closing of our initial public offering to consummate an initial business combination. We may also seek the approval of our shareholders to amend our amended and memorandum and articles of association to modify the amount of time we will have to complete an initial business combination;
●	“directors” are to our directors;
●	“equity-linked securities” are to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our initial business combination, including but not limited to a private placement of such securities;
●	“Founder Group” are to SilverBox Capital (and its respective affiliates);
●	“founder shares” are to our Class B ordinary shares and the Class A ordinary shares issued upon the automatic conversion thereof at the time of our initial business combination or at any time prior thereto at the option of the holder thereof as provided herein;
●	“Helena Capital” are to Helena Capital LLC and/or its affiliates;
●	“initial shareholders” are to our sponsor and any other holders of our founder shares immediately prior to our initial public offering;
●	“letter agreement” refers to the letter agreement, included hereto as Exhibit 10.3
●	“management” or our “management team” are to our officers and directors;
●	“ordinary resolution” are to a resolution of the company passed by the affirmative vote of a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;
●	“Parataxis Holdings” are to Parataxis Holdings LLC, a Delaware limited liability company;
●	“private placement units” are to the 195,000 units issued to our sponsor in a private placement that closed simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants sold as part of the private placement units;
●	“private placement shares” are to the Class A ordinary shares sold as part of the private placement units;
●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“public shareholders” are to the holders of our public shares, including our sponsor, officers and directors to the extent our sponsor, officers or directors purchase public shares, provided that each of their status as a “public shareholder” shall only exist with respect to such public shares;
●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);
●	“SBEA” are to SilverBox Engaged Merger Corp I, a Delaware corporation;
●	“SBXC” are to SilverBox Corp III, a Delaware corporation;
●	“SBXD” are to SilverBox Corp IV, a Cayman Islands exempted company;
●	“SilverBox Capital” are to SilverBox Capital LLC (and/or its affiliates);
●	“SilverBox Securities” are to SilverBox Securities LLC, a registered broker-dealer and an affiliate of SilverBox Capital and our sponsor;
●	“special resolution” are to a resolution of the company passed by the affirmative vote of at least a two-thirds (2/3) majority (or such higher approval threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);
●	“sponsor” are to SilverBox Sponsor V LLC, a Delaware limited liability company; Boxwood Holdings V LLC is the managing member of our sponsor; Mr. Kadenacy, our Chief Executive Officer, and Mr. Reece, our Founding Partner, are the co-managing members of Boxwood Holdings V LLC;
●	“underwriters’ option to purchase additional units” are to the underwriters’ 45-day option to purchase up to an additional 3,000,000 units to cover over-allotments, if any;
●	“warrants” are to our public warrants and private placement warrants;
●	“warrant exercise date” are to the date on which the warrants will become exercisable, which is 30 days after the completion of our initial business combination;
●	“warrant expiration date” are to the date on which the warrants expire, which is five years after the completion of our initial business combination or earlier upon redemption or liquidation; and
●	“we,” “us,” “company” or “our company” are to SilverBox Corp V, a Cayman Islands exempted company.

ITEM 1.Business.

Overview

We are a newly organized blank check company incorporated as a Cayman Islands exempted company on May 29, 2025 for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to as our initial business combination. The Company has not commenced any operations nor generated any revenues to date. All activity for the period from May 29, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering to its search for an initial business combination. We are also an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our sponsor is SilverBox Sponsor V LLC, a Delaware limited liability company that is affiliated with certain of the Company’s officers and directors. On June 5, 2025, the sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares (the “Founder Shares”) to the sponsor. We effected a subsequent share recapitalization resulting in the sponsor now owning 6,900,000 founder shares.

On December 4, 2025, we consummated an initial public offering of 27,600,000 units, including 3,600,000 issued pursuant to the exercise of the underwriters’ over-allotment option in full, at $10.00 per unit (the “Units”), generating gross proceeds of $276,000,000 (“Initial Public Offering”). Each unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 195,000 units, at a price of $10.00 per private placement unit in a private placement to the sponsor, generating gross proceeds of $1,950,000.

Following the Initial Public Offering and the sale of the private placement warrants, a total of $276,000,000 was placed in a trust account (“Trust Account”) located in the United States, with Continental Stock Transfer & Trust Company acting as trustee, and has been invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, or held as cash, as determined by us, until the earlier of: (i) the completion of an initial business combination and (ii) the distribution of the Trust Account as described below.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our initial business combination. To the extent that our capital share or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We have been formed as part of a long-term vision to sponsor a series of special purpose acquisition companies (“SPACs”). Members of our management team worked together as executive officers or members of the board of directors of Boxwood Merger Corp, which completed its initial business combination with Atlas Technical Consultants, Inc., and as executive officers of members of the board of directors of SilverBox Engaged Merger Corp (“SBEA”), which completed its initial business combination with Black Rifle Coffee Company and SilverBox Corp III (“SBXC”). In 2024, our Founder Group founded SilverBox Corp IV (“SBXD”), a blank check company formed for substantially similar purposes as our company. Additionally, members of our management team serve as the management team for SBXD. On August 6, 2025, SBXD announced that it had entered into a business combination agreement with Parataxis Holdings, an institutional digital asset management platform, but no assurances can be made that the proposed transaction will be consummated. As a result, there is a material conflict of interest between SBXD and our company as we and SBXD are both engaged in the business of engaging in business combinations. Therefore, we represent the fifth SPAC that members of our management team have lead. We believe this vision, strategy and experience will serve as a competitive advantage for us.

As discussed further below, we seek to leverage and capitalize on our collective multi-faceted expertise, investing and operating experience, and broad network of relationships to source and evaluate potential transactions and create value for our stakeholders. We believe we have a deep and broad network of relationships and sector expertise to source and evaluate potential transactions, enhancing our ability to position us as a partner of choice with potential target companies. The extensive investing track record and operational experience of the management team, including significant public company executive and board experience are expected to enhance our credibility with prospective investors, and will allow us to be a value-added partner to the management team and stakeholders following an initial business combination. We believe our extensive M&A and capital markets experience, including SPAC experience, will enable us to successfully execute an initial business combination transaction.

We may pursue an initial business combination in any business or industry but intend to focus our search on a target business in an industry where we believe the expertise of our management team will provide us with a competitive advantage in completing a successful initial business combination. We intend to seek to acquire one or more businesses with an aggregate enterprise value in excess of $750 million, determined in the sole discretion of our officers and directors according to reasonably acceptable valuation standards and methodologies, although a target entity with a smaller or larger enterprise value may be considered.

Business Strategy

Our objectives are to generate attractive returns for shareholders and enhance value through completing an initial business combination with a high-quality merger target at an attractive valuation with favorable terms for our shareholders and (2) enhancing operational performance through our team’s experience and by leveraging our expertise and the expertise of our network. We expect to favor potential target companies with certain industry and business characteristics. Key favorable industry characteristics we look for include, but are not limited to, compelling long-term growth prospects, strong secular tailwinds, and highly fragmented markets ripe for consolidation opportunities. We expect our target to possess certain business characteristics such as a leading market position, significant recurring revenue with a diversified customer base, opportunity for operational improvement, and a healthy margin profile with attractive free cash flow characteristics.

Our target sectors may include but are not limited to: consumer, food and agriculture, e-commerce, Internet and retail, financial services and financial technology; media, entertainment and hospitality, business services, software and SaaS; telecommunications services and technology, industrial technology and infrastructure and energy transition.

Our selection process will leverage our network of industry, private equity, credit fund and lending community relationships, as well as relationships with management teams of public and private companies, investment bankers, restructuring advisers, attorneys and accountants, which we believe should provide us with a number of high-quality business combination opportunities. We intend to deploy a proactive, thematic sourcing strategy and to focus on companies where we believe the combination of our operating experience, relationships, capital and capital markets expertise can be catalysts to change a target company and can help accelerate the target’s growth and performance.

Our management team has experience in:

●	sourcing, structuring, acquiring and selling businesses;
●	fostering relationships with sellers, capital providers and target management teams;
●	negotiating transactions favorable to investors;
●	executing transactions in multiple geographies and under varying economic and financial market conditions;
●	improving the strategic, operational, organizational and financial effectiveness of corporations; and
●	accessing capital markets, including financing businesses and helping companies transition from private to public ownership.

Competitive Advantages

We believe our competitive strengths include the following:

●	Depth of Team and Access to Resources: We have a dedicated management team with a track record of executing on transactions, and the resources to source and evaluate a larger number of potential transactions relative to other SPACs.
●	Sourcing Channels and Leading Industry Relationships. We believe our capabilities, reputation and deep industry relationships will provide us with a differentiated pipeline of acquisition opportunities that would be difficult for other participants in the market to replicate.
●	Prior SPAC Experience: Certain members of our management team have significant SPAC experience, as founders, investors or advisors in SPAC transactions, including serving as executive officers of Boxwood, SBEA, SBXC and SBXD. We believe their experience in SPAC transactions provide us with a distinctive advantage with respect to understanding the process of sourcing, evaluating and executing an initial business combination, as well as positioning us as an attractive partner with prospective target companies compared to first-time SPACs with no such prior experience.
●	Execution and Structuring Capability. We believe our management team combined expertise and reputation will allow us to source and complete transactions possessing structural attributes that create an attractive investment thesis. These types of transactions are typically complex and require creativity, industry knowledge and expertise, rigorous due diligence, and extensive negotiations and documentation. We believe that by focusing our investment activities on these types of transactions, we can generate investment opportunities that have attractive risk/reward profiles based on their valuations and structural characteristics.
●	Public Company Experience. Certain members of our management team have extensive experience as public company executives and/or board members. This experience will serve as a key competitive advantage in selecting companies that will benefit from going public, positioning us as an attractive partner to management teams of potential target companies, and help to create long-term value post-closing of the initial business combination.

Our Acquisition Process

While we have not selected any specific business combination target we have engaged in an extensive research effort to identify a large number of potential targets. Our management team also had been actively in discussions with potential business combination partners in their capacity as officers of Boxwood, SBEA, SBXC and SBXD, and we may pursue business combination partners that had previously been in discussions with Boxwood, SBEA’s, SBXC’s or SBXD’s management team.

We intend to leverage our resources and network for efficient outreach. Our effort will be focused on creating proprietary transaction opportunities. We believe personal relationships built over time are critical not just in generating transaction opportunities, but also in consummating a business combination.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team and Founder Group. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team or Founder Group, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view.

Our sponsor, members of our management team and Founder Group will directly or indirectly own our securities following the Initial Public Offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

Members of our management team and Founder Group may from time to time become aware of potential business opportunities, one or more of which we may desire to pursue, for a business combination, but we have not (nor has anyone on our behalf) engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to a business combination transaction with us.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Our amended and restated memorandum and articles of association provides that we renounce our interest in any corporate opportunity offered to any director or officer unless (i) such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company, (ii) such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and (iii) the director or officer is permitted to refer the opportunity to us without violating another legal obligation. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us.

While no member of the Founder Group will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Such services include investment management activities on behalf of themselves and other investment advisory clients in companies that may be an attractive opportunity for us or that may be competitive to a potential business opportunity to us.

Any of the Founder Group’s other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of the Founder Group or their respective clients or counterparties may at times be adverse to ours.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors, or of any member of the Founder Group, or policies applicable to any member of the Founder Group, will materially affect our ability to complete our initial business combination.

Members of our management team and Founder Group may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team and Founder Group could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Initial Business Combination

We will have up to 24 months from the closing of our initial public offering to consummate an initial business combination. We may also hold a shareholder vote at any time to amend our amended and restated memorandum and articles of association to modify the amount of time we will have to consummate an initial business combination (as well as to modify the substance or timing of our obligation to redeem 100% of our public shares if we have not consummated an initial business combination within the time periods described herein or with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity). As described herein, our sponsor, executive officers, directors and director nominees have agreed that they will not propose any such amendment unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders will lose their entire investment in us if our initial business combination is not completed within 24 months from the closing of our initial public offering unless we extend the amount of time we have to consummate an initial business combination by obtaining shareholder approval to amend our amended and restated memorandum and articles of association. While we do not currently intend to seek such shareholder approval, we may elect to do so in the future. There is no limit on the number of extensions that we may seek. If we do not or are unable to extend the time period to consummate our initial business combination, our sponsor’s investment in our founder shares and our private placement units will be worthless.

If we do not complete our initial business combination within the completion window and do not hold a shareholder vote to amend our amended and restated memorandum and articles of association to extend the amount of time we will have to consummate an initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in our initial business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of net assets test. If the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.

Our amended and restated memorandum and articles of association requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors, to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

We do not believe we will need to raise additional funds following the Initial Public Offering in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the Initial Public Offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements, backstop or similar agreements we may enter into following the consummation of the Initial Public Offering or otherwise. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations following the Initial Public Offering until we consummate an initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement warrants, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to any forward purchase, backstop or similar agreements we may enter into following the consummation of the Initial Public Offering or otherwise), if any, our cash, debt or equity securities, or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds in connection with the completion of our initial business combination through a private offering of equity securities or debt securities or loans, and we may effectuate our initial business combination using the proceeds of such offerings or loans rather than using the amounts held in the Trust Account.

In the case of an initial business combination funded with assets other than the Trust Account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our agreement to enter into our initial business combination. If our securities are no longer listed on the NYSE, we will not be obligated to satisfy such 80% test. The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses or a valuation based on the financial metrics of M&A transactions of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of the NYSE’s 80% of net assets test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

After the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC. However, we will seek shareholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under NYSE’s listing rules, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue Class A ordinary shares that will be equal to or in excess of 20% of the number of our Class A ordinary shares then-outstanding;
●	Any of our directors, officers or substantial security holder (as defined by the NYSE rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our initial business combination.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a shareholder vote;
●	the risk that the shareholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and
●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor, Founder Group, or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Such a purchase would include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, directors, executive officers, advisors or any of their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, rights or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

The purpose of any such transactions could be to (i) increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination, or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our management team, sponsor, Founder Group, or any of their respective affiliates anticipate that they may identify the shareholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our management team, sponsor, Founder Group or any of their respective affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our management team, sponsor, Founder Group, or any of their respective affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor, Founder Group or any of their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor, Founder Group or any of their respective affiliates may purchase shares, rights or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our management team, sponsor, Founder Group or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor, Founder Group any of their respective affiliates would not be voted in favor of approving the business combination transaction;
●	our management team, sponsor, Founder Group or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our management team, sponsor, Founder Group or any of their respective affiliates, along with the purchase price;
o	the purpose of the purchases by our management team, sponsor, Founder Group or any of their respective affiliates;
o	the impact, if any, of the purchases by our management team, sponsor, Founder Group or any of their respective affiliates on the likelihood that the business combination transaction will be approved;
o	the identities of our security holders who sold to our management team, sponsor, Founder Group or any of their respective affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor, Founder Group or any of their respective affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors - If we seek shareholder approval of our initial business combination, our management team, sponsor, Founder Group or any of their respective affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.”

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination, regardless of whether they abstain, vote for, or vote against, our initial business combination, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of our initial business combination, including interest, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the Trust Account was initially $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption right will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or vote at all in connection with, the proposed transaction. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either: (1) in connection with a general meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement. Under the NYSE rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure a business combination transaction with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on the NYSE, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our team have agreed to vote their founder shares and public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction). For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 7,402,501, or 37.0%, of the 27,600,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, assuming all outstanding shares are voted, and the parties to the letter agreement do not acquire any Class A ordinary shares. Assuming that only the holders of a majority of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we would need 1,103,751, or 4.4%, of the 27,600,000 public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination.

Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than the agreement for our initial business combination may require as a closing condition that we have a minimum net worth or a certain amount of cash. Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, without our prior consent, which we refer to as the “Excess Shares.” We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our affiliates to purchase their shares at a significant premium to then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our affiliates at a premium to then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements, which will include the requirement that any beneficial owner on whose behalf a redemption right is being exercised must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 20 days prior to the shareholder vote. However, we expect that a draft proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s ordinary shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only the time of the completion window to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial shareholders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window. However, if our sponsor or any of our officers and directors acquires public shares after our initial public offering, it will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our initial business combination within the completion window.

Our initial shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts held outside the Trust Account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the Trust Account not required to pay income taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per share redemption amount received by shareholders will not be substantially less than $10.00. Please see “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described above.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the Trust Account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. In order to protect the amounts held in the Trust Account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations.

As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per public share; or the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. Please see “Risk Factors - If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described above.

We will seek to reduce the possibility that our sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our Trust Account could be liable for claims made by creditors.

If we file a bankruptcy or winding-up petition or an involuntary winding-up bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. Please see “Risk Factors - If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

Facilities

We currently maintain our executive offices at 8701 Bee Cave Road, East Building, Suite 310, Austin TX 78746, and our telephone number is (512) 575-3637. We consider our current office space adequate for our current operations.

Employees

We currently have five officers and do not intend to have any full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Emerging Growth Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Item 1A.Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report and our prospectus dated December 2, 2025 relating to our Initial Public Offering (the “IPO Prospectus”). If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the initial business combination would require shareholder approval under applicable Cayman Islands law or stock exchange listing requirements or if we decide to hold a shareholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek shareholder approval of a proposed initial business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the initial business combination we complete.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both.

However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run- off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

We may engage one or more of our underwriters or one of their respective affiliates from the Initial Public Offering to provide additional services to us, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Such underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates from the Initial Public Offering to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination. The underwriters are under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

We may engage SilverBox Securities to provide financial advisory services to us after our initial public offering. SilverBox Securities is an affiliate of our sponsor and is entitled to receive deferred fees only upon a completion of our initial business combination. As a result, SilverBox Securities would have a conflict of interest in rendering any such services to us after our initial public offering.

We may engage SilverBox Securities to provide financial advisory services to us in connection with our initial business combination. If SilverBox Securities provides services to us after our initial public offering, we may pay SilverBox Securities fair and reasonable fees that would be determined at that time. Any fees we may pay SilverBox Securities for services rendered to us after our initial public offering may be contingent on the completion of a business combination and may be paid in a form other than cash. In the event SilverBox Securities provides any such services after our initial public offering, SilverBox Securities would have a conflict of interest as a portion of its compensation from our initial public offering is dependent on completion of our initial business combination.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a simple majority of the shareholders who attend and vote at a general meeting of the company. Pursuant to the letter agreement, our initial shareholders, officers and directors have agreed to vote their founder shares and placement shares, as well as any public shares purchased during or after our initial public offering (including in open market and privately negotiated transactions) in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares and placement shares, we would need only 7,402,501, or 37.0%, of the 27,600,000 public shares sold in our initial public offering to be voted in favor of an initial business combination (assuming all outstanding shares are voted) in order to have our initial business combination approved. As of the date of this Annual Report, our initial shareholders own shares representing approximately 21% of our outstanding ordinary shares, Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the Initial Business Combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete an initial business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the initial business combination, unless we seek such shareholder vote.

Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

We do not have a minimum net tangible asset requirement.

Our amended and restated memorandum and articles of association does not contain a minimum net tangible asset requirement. Such a requirement can serve to ensure that our securities are not determined to be “penny stocks” under Rule 3a-51 of the Exchange Act. Whether or not our amended and restated memorandum and articles of association contains a net tangible assets requirement, if our securities are deemed to be “penny stocks,” we will become subject to Rule 419 of the Securities Act. In the event that our securities are delisted from NYSE, our securities could be determined to be “penny stocks” under Rule 3a-51 of the Exchange Act, and we would be required to comply with the requirements of Rule 419 of the Securities Act. Being subject to the requirements of Rule 419 would make us less attractive to potential business combination targets and thereby adversely affect our ability to complete an initial business combination.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your ordinary shares.

We may seek to enter into an initial business combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the initial business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be equivalent to any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition, each as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into an initial business combination with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating an initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning an initial business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating an initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your ordinary shares.

If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated memorandum and articles of association provides that we must complete our initial business combination within the completion window. We may not be able to find a suitable target business and complete our initial business combination within such time period. An increasing number of SPACs have liquidated in 2022 through 2024 due to an inability to complete an initial business combination within the allotted completion window. Furthermore, our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including the impact of events such as the war between Russia and the Ukraine, the armed conflict between Israel and Hamas and the armed conflict between Israel and Iran.

If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, and our warrants will expire worthless.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the warrants will be worthless.

We have until the date that is 24 months from the closing of our initial public offering to consummate our initial business combination. If we do not consummate an initial business combination by such deadline, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the Trust Account, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our management team, sponsor, Founder Group or any of their respective affiliates may elect to purchase public shares or warrants from public shareholders, which may influence a vote on a proposed initial business combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our management team, sponsor, Founder Group, or any of their respective affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our management team, sponsor, Founder Group, or any of their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our management team, sponsor, Founder Group, or any of their respective affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our management team, sponsor, Founder Group, or any of their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares, rights or warrants in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding and/or increase the likelihood of approval on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our management team, sponsor, Founder Group, or any of their respective affiliates were to purchase public shares or warrants from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our management team, sponsor, Founder Group or any of their respective affiliates may purchase public shares or warrants from public shareholders outside the redemption process, along with the purpose of such purchases;
●	if our management team, sponsor, Founder Group or any of their respective affiliates were to purchase public shares or warrants from public shareholders, they would do so at a price no higher than the price offered through our redemption process;
●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our management team, sponsor, Founder Group or any of their respective affiliates would not be voted in favor of approving the business combination transaction;
●	our management team, sponsor, Founder Group or any of their respective affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and
●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:
o	the amount of our securities purchased outside of the redemption offer by our management team, sponsor, Founder Group or any of their respective affiliates, along with the purchase price;
o	the purpose of the purchases by our management team, sponsor, Founder Group or any of their respective affiliates;
o	the impact, if any, of the purchases by our management team, sponsor, Founder Group or any of their respective affiliates on the likelihood that the business combination transaction will be approved;
o	the identities of our security holders who sold to our sponsor, directors, executive officers, advisors or any of their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our management team, sponsor, Founder Group or any of their respective affiliates; and
o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these or any other procedures, its shares may not be redeemed.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such time before redemption from our Trust Account.

If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, if any (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond such time from the closing of our initial public offering, before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the Initial Public Offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we will not be offering a “penny stock,” we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our business combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the Class A ordinary shares which our public shareholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating an initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

If the net proceeds of the Initial Public Offering and the sale of the Private Placement units not being held in the Trust Account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for an initial business combination, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the private placement units, only approximately $950,000 was available to us initially outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate. We expect to fund our working capital requirements prior to the time of our initial business combination in part with funds provided by our sponsor, an affiliate of our sponsor or our officers and directors who may, but none of them is obligated to, loan us funds as may be required. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. None of our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units and the underlying securities would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive approximately $10.00 per share on our redemption of our public shares, and our warrants will expire worthless.

If the net proceeds of our initial public offering and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the completion window, we may be unable to complete our initial business combination, in which case our public shareholders may only receive $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for at least the completion window, assuming that our initial business combination is not completed during that time. We believe that, upon the closing of our initial public offering, the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the completion window; however, we cannot assure you that our estimate is accurate.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed initial business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our ordinary shares, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Withum Smith+Brown, PC (“Withum”), our independent registered public accounting firm, and the underwriters of the offering, will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have to indemnified our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and we and our board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy and/or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per- share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business.

As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

Claims may be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to elect directors.

In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on the NYSE. As an exempted company, there is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We may consider an initial business combination outside of our management’s area of expertise if an initial business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company or we are unable to identify a suitable candidate in other sectors after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in an initial business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue, cash flow or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain a fairness opinion and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on an initial business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes- Oxley Act may increase the time and costs necessary to complete any such business combination.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete an initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets, after payment of the deferred underwriting commissions, will be equivalent to any net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement requires a vote of holders of a simple majority of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants contained in the private placement units, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity. Many SPACs have faced delisting of their securities following redemptions of shares by public shareholders in connection with proposed amendments to their corporate charters since, after redeeming a large number of publicly held shares, they no longer meet the continued listing requirements of the stock exchange.

To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

Certain agreements related to our initial public offering may be amended or waived without shareholder approval.

Each of the agreements related to our initial public offering to which we are a party, other than the warrant agreement and the investment management trust agreement, may be amended or waived without shareholder approval. Such agreements are: the underwriting agreement; the letter agreement among us and our initial shareholders, sponsor, officers and directors; the registration rights agreement among us and our initial shareholders; the private placement units purchase agreement between us and our sponsor; and the administrative services agreement among us, our sponsor and an affiliate of our sponsor. These agreements contain various provisions that our public shareholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder shares, private placement units and other securities held by our initial shareholders, sponsor, officers and directors. Amendments to or waivers of such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to or waiver of any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of any such agreement in connection with the consummation of our initial business combination. Any amendment or waiver entered into in connection with the consummation of our initial business combination will be disclosed in our proxy materials or tender offer documents, as applicable, related to such initial business combination, and any other material amendment to or waiver of any of our material agreements will be disclosed in a filing with the SEC. Any such amendments or waivers would not require approval from our shareholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities. For example, amendments to or waivers of the lock-up provision discussed above may result in our initial shareholders selling their securities earlier than they would otherwise be permitted, which may have an adverse effect on the price of our securities.

The provisions of our amended and restated memorandum and articles of association that relate to our pre- business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account), may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of units into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by holders representing at least 90% of our issued and outstanding Class B ordinary shares. Our initial shareholders, who will collectively beneficially own approximately 21% of our ordinary shares upon the closing of our initial public offering (including the private shares and assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-initial business combination behavior more easily than some other blank check companies, and this may increase our ability to complete an initial business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our initial shareholders, officers and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our initial shareholders, officers and directors. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target, but intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the placement warrants. As a result, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination and/or the terms of negotiated transactions to purchase shares in connection with our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately$10.00 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share,” under certain circumstances our public shareholders may receive less than $10.00 per share upon the liquidation of the Trust Account.

Our initial shareholders may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

As of the date of this Annual Report, our initial shareholders own shares representing approximately 21% of our issued and outstanding ordinary shares (including the private shares and assuming they do not purchase any units in our initial public offering). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our initial shareholders purchase any units in our initial public offering or if our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, we may not hold an annual general meeting to elect new directors prior to the completion of our initial business combination, in which case all of the current directors, who were elected by our initial shareholders, will continue in office until at least the completion of the initial business combination. Prior to the consummation of our initial business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to adopt new constitutional documents as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our Trust Account and our warrants will expire worthless.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the initial business combination. Such negotiations would take place simultaneously with the negotiation of the initial business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the initial business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may be treated as a passive foreign investment company (“PFIC”), which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are treated as a PFIC for any taxable year in which a U.S. Holder holds our Class A ordinary shares or warrants (regardless of whether we remain a PFIC for subsequent taxable years), such U.S. Holder may be subject to certain adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on, among other things, the timing of our business combination, the amount of our passive income and assets in the year of the business combination, whether we combine with a U.S. or non-U.S. target company, and the amount of passive income and assets of the acquired business. Our actual PFIC status for our current taxable year or any subsequent taxable year will not be determinable until after the end of such taxable year. However, we anticipate that we may be treated as a PFIC in our current taxable year.

If we determine we are a PFIC for any taxable year, upon written request by a U.S. Holder, we may endeavor to provide to such U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable such U.S. Holder to make and maintain a “qualified electing fund” (“QEF”) election with respect to its Class A ordinary shares, but there is no assurance that we will timely provide such required information. Furthermore, a U.S. Holder may not make a QEF election with respect to its warrants to acquire our Class A ordinary shares. The rules dealing with PFICs and with the QEF election are very complex and are affected by various factors in addition to those described herein. Accordingly, U.S. investors are strongly urged to consult with and rely solely upon their own tax advisors regarding the application of the PFIC rules to them in their particular circumstances.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, the U.S. Treasury Department and IRS have released preliminary guidance and proposed regulations on the stock buyback tax that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future). However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on Nasdaq, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any final regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles and challenges in collecting accounts receivable;
●	tax issues, including but not limited to tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	cultural and language differences;

●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States; and
●	government appropriations of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of this date to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We will agree that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
●	our inability to pay dividends on our ordinary shares;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares, our ability to pay expenses, make capital expenditures and acquisitions, and fund other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and
●	other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of services and limited operating activities. This lack of diversification may negatively impact our operating results and profitability.

Of the net proceeds from our initial public offering and the sale of the private placement units, $276,000,000 will be available to complete our initial business combination and pay related fees and expenses (which includes $6,900,000 for the payment of deferred underwriting commissions).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. We do not, however, intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our initial business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.

Risks Relating to our Sponsor, Advisors and Management Team

The nominal purchase price paid by our sponsor for the founder shares may significantly dilute the implied value of your public shares in the event we consummate an initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to decline materially.

While we offered our units at an offering price of $10.00 per unit and the amount in the Trust Account was initially $10.00 per public share, implying an initial value of $10.00 per public share, our sponsor paid only a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. As a result, the value of your public shares may be significantly diluted in the event we consummate an initial business combination. Our sponsor has committed to invest an aggregate of $1,975,000 in us in connection with our initial public offering, comprised of the $25,000 purchase price for the founder shares and the $1,950,000 purchase price for the private placement units. As a result, even if the trading price of our ordinary shares significantly declines, our sponsor will stand to make significant profit on its investment in us. In addition, our sponsor could potentially recoup its entire investment in us if the trading price of our ordinary shares is $0.38 or more per share, even if our sponsor is required to forfeit all of the unvested founder shares and even if the private placement warrants contained in the private placement units are worthless. As a result, our sponsor is likely to make a substantial profit on its investment in us even if we select and consummate an initial business combination that causes the trading price of our ordinary shares to decline, while our public shareholders who purchased their units in our initial public offering could lose significant value in their public shares. Our sponsor may therefore be economically incentivized to consummate an initial business combination with a riskier, weaker performing or less established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Upon the closing of our initial public offering, our sponsor invested in us an aggregate of $1,975,000, comprised of the $25,000 purchase price for the founder shares and the $1,950,000 purchase price for the private placement units. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 6,900,000 founder shares would have an aggregate implied value of $69,000,000. Even if the trading price of our ordinary shares were as low as $0.38 per share, and the private placement warrants are worthless, the value of the founder shares would be equal to our sponsor’s aggregate initial investment in us. As a result, our sponsor is able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post- combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

We are dependent upon our executive officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Since our sponsor, officers and directors, and any other holders of our founder shares, including any sponsor non- managing members, will lose their entire investment in us if our initial business combination is not completed, and because our sponsors, officers and directors and any other holder of our founder shares, directly or indirectly may profit substantially from a business combination as a result of their ownership of founder shares even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination, including in connection with the shareholder vote in respect thereto.

Our sponsor currently owns 6,900,000 founder shares. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding ordinary shares upon completion of the initial public offering (excluding the placement shares). Our sponsor purchased an aggregate of 195,000 private placement units at a price of $10.00 per unit ($1,950,000 in the aggregate).

These securities will also be worthless if we do not complete an initial business combination. Holders of founder shares have agreed (A) to vote any shares owned by them in favor of any proposed initial business combination and (B) not to redeem any founder shares in connection with a shareholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Given the differential in the purchase price paid for the founder shares as compared to the initial public offering price of the public shares and the substantial number of Class A ordinary shares that holders of our founder shares would receive upon conversion of the founder shares upon a business combination, the founder shares may have significant value after the business combination even if our Class A ordinary shares trade below the initial public offering price and holders of our public shares have a substantial loss on their investment. Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination and (B) not to redeem any public shares in connection with a shareholder vote to approve a proposed initial business combination.

The personal and financial interests of our sponsor, directors and officers and any holders of our founder shares may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the deadline to complete our initial business combination nears. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares (including any sponsor non- managing members and certain of our directors and officers that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination).

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Following the completion of our initial public offering and until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and its affiliates and our officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business, including other SPACs before we have entered into a definitive agreement regarding our initial business combination.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.

In addition, management team, sponsor, members of our Founder Group (including their managed funds and accounts, as the case may be) are, and/or may in the future become affiliated with other SPACs or other entities that may have acquisition objectives that are similar to ours. For example, each member of our management team is an officer and/or director of SBXD, which is a blank check company incorporated in the Cayman Islands for the purpose of effecting its own business combination, and each of our officers and directors owes fiduciary duties under Cayman Islands law to SBXD. On June 9, 2025, SBXD announced that it has signed a non-binding letter of intent in connection with a potential business combination, but no assurances can be made that the proposed transaction will be consummated. Our management team, sponsor, members of our Founder Group (including their managed funds and accounts, as the case may be) are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer on the one hand, and us, on the other.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into an initial business combination with a target business that is affiliated with our sponsor or its affiliates, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us.

We may engage in an initial business combination with one or more target businesses that have relationships with entities that may be affiliated with members of our management team, our sponsor, Founder Group, or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor and its affiliates, our management team, and members of the Founder Group, on the one hand, with other entities, on the other hand, we may decide to acquire one or more businesses affiliated with our sponsor and its affiliates, our management team and members of the Founder Group. Our directors and officers also serve as officers and board members for other entities, including, without limitation, those described under the section herein entitled “Management - Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, management team, Founder Group are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning an initial business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for an initial business combination as set forth in the section herein entitled “Proposed Business - Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, regarding the fairness to our shareholders from a financial point of view of an initial business combination with one or more businesses affiliated with our sponsor, management team, Founder Group, or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the initial business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our initial business combination.

We may structure an initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post- transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Members of our management team, Founder Group and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business.

Members of our management team and Founder Group have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result of such involvement, members of our management team, Founder Group and companies affiliated thereof have been, and may from time to time be, involved in legal proceedings or governmental investigations unrelated to our business. Any such proceedings or investigations may be detrimental to our or their reputation or result in other negative consequences or damages, which could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

A conflict of interest may arise from the need to obtain the consent of our sponsor to our business combination.

Our sponsor will not cause us to enter into any agreements with respect to our initial business combination without its approval. Interests of our sponsor, or its respective affiliates may conflict with those of the rest of the shareholders, and our sponsor can prevent us from consummating a business combination if they do not wish to proceed with such business combination, even if such business combination might be in the best interest of our public shareholders.

Risks Relating to Our Securities

The securities in which we invest the funds held in the Trust Account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the Trust Account will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest bearing demand deposit account at a U.S. - chartered commercial bank with consolidated assets of $100 billion or more. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the Trust Account, plus any interest income (less, in the case we are unable to complete our initial business combination, taxes payable and up to $100,000 of interest to fund dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete an initial business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above, there is a risk that we could be deemed an investment company and subject to the Investment Company Act based on the length of time such funds are invested in such assets.

If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind down and abandon our efforts to complete an initial business combination and instead liquidate the company. As a result, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our Trust Account, would lose the investment opportunity in a target company with which we may decide to consummate an initial business combination and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities, and our warrants would expire worthless.

If our circumstances change over time, we will update our disclosure to reflect how such changes impact the risk that we may be considered to be operating as an unregistered investment company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash or an interest bearing account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

The funds in the Trust Account will be (i) invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations, and/or (ii) deposited in an interest bearing demand deposit account at a U.S.-chartered commercial bank with consolidated assets of $100 billion or more. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of our registration statement filed in connection with our initial public offering, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest bearing account until the earlier of consummation of our initial business combination or liquidation of the company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us for certain expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash or an interest bearing account would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

In addition, even prior to the 24-month anniversary of the effective date of our registration statement filed in connection with our initial public offering, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the company. Our investors may face adverse consequences if we are required to wind down our operations as a result of our status as an unregistered investment company, such as the losses of the investment opportunity in a target company, any price appreciation in the combined company and the fact that our warrants would expire worthless. If facts and circumstances change over time, we will update our disclosure to reflect how these changes impact the risks that we may be considered to be operating as an unregistered investment company. We may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 24-month anniversary, and instead hold all funds in the Trust Account in cash or an interest bearing account, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the company.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), is restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your ordinary shares in open market transactions, potentially at a loss.

NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units were listed on the NYSE promptly after the date of our initial public offering. Following the date our Class A ordinary shares and warrants are eligible to trade separately, we anticipate that our Class A ordinary shares and warrants will be separately listed on the NYSE. Although we meet the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE initial listing requirements, which are more rigorous than the NYSE continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE.

For instance, in order for our shares to be listed upon the consummation of our business combination, at such time our share price would generally be required to be at least $4.00 per share, our total market capitalization would be required to be at least $200.0 million, the aggregate market value of publicly held shares would be required to be at least $100.0 million and we would be required to have at least 400 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A ordinary shares are “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the NYSE, our units, Class A ordinary shares and warrants will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

We included the Class A ordinary shares issuable upon exercise of the public warrants under the Securities Act in our registration statement filed in connection with our initial public offering. However, this registration statement or another registration statement covering such Class A ordinary shares may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis. If the issuance of the shares upon exercise of public warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.

We included the Class A ordinary shares issuable upon exercise of the public warrants under the Securities Act in our registration statement filed in connection with our initial public offering. Because the public warrants are not exercisable until 30 days after the completion of our initial business combination, we do not currently intend to update the registration statement or file a new registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants until after the initial business combination has been consummated. Under the terms of the warrant agreement, we agree that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the public warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the public warrants, until the expiration of the public warrants in accordance with the provisions of the warrant agreement; provided that if a registration statement on Form S-4 or Form F-4 is filed in connection with our initial business combination that registers our warrants and the Class A ordinary shares issuable upon exercise of such warrants, such registration statement will not satisfy our obligation to register the issuance of the Class A ordinary shares issuable upon exercise of our warrants, which will only be satisfied with the filing of a registration statement on Form S-1 or Form F-1 (or, if applicable, a registration statement on Form S-3 or Form F-3) registering the issuance of such Class A ordinary shares from time to time. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the public warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise public warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their public warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant will not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the public warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the public warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the public warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private placement warrants contained in the private placement units may be able to exercise such private placement warrants.

If you exercise your public warrants on a “cashless basis,” you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

There are circumstances in which the exercise of the public warrants may be required or permitted to be made on a cashless basis. First, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement, exercise warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption. Second, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available; if that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. Third, if we call the public warrants for redemption, our management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the lesser of the quotient obtained by dividing the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average last reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement to be entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial shareholders and their permitted transferees can demand that we register the private placement units, the private placement warrants contained in the private placement units, the Class A ordinary shares issuable upon exercise of the private placement warrants, the Class A ordinary shares issuable upon conversion of the founder shares, warrants that may be issued upon conversion of working capital loans, and the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or holders of working capital loans or their respective permitted transferees are registered.

We may issue additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. As of the date of this Annual Report, there are 179,805,000 and 15,000,000 authorized, but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account the Class A ordinary shares reserved for issuance upon exercise of outstanding warrants or the Class A ordinary shares issuable upon conversion of Class B ordinary shares. As of the date of this Annual Report, there are no preference shares issued and outstanding. Class B ordinary shares are convertible into Class A ordinary shares initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination.

We may issue a substantial number of additional ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination (although our amended and restated memorandum and articles of association provides that we may not issue securities that can vote with ordinary shareholders on matters related to our pre-initial business combination activity). We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with the approval of our shareholders. However, our initial shareholders, officers, and directors have agreed, pursuant to a letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares.

The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors in our initial public offering;
●	may subordinate the rights of holders of ordinary shares if preference shares is issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and
●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Our sponsor paid an aggregate of $25,000, or approximately $0.004 per founder share, and, accordingly, you could experience immediate and substantial dilution from the conversion of our Class B ordinary shares.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of holder thereof on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity- linked securities, are issued or deemed issued in excess of the amounts sold in our initial public offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti- dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of all ordinary shares outstanding upon completion of our initial public offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with our initial business combination (excluding any shares or equity- linked securities issued, or to be issued, to any seller in the initial business combination, the private placement units or any private placement-equivalent units issued to our sponsor or its affiliates upon conversion of loans made to us). Our public shareholders may incur immediate and substantial dilution upon such adjustment. This is different from some other similarly structured blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination.

Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

Unlike many other similarly structured blank check companies, our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof on a one-for-one basis, subject to adjustment as provided herein. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in our initial public offering and related to the closing of our initial business combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of all ordinary shares outstanding upon completion of our initial public offering plus all Class A ordinary shares issued or deemed issued or issuable upon the conversion or exercise of any equity-linked securities issued or deemed issued in connection with our initial business combination (excluding the private placement shares and any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination, the private placement units or any private placement-equivalent units issued to our sponsor or its affiliates upon conversion of loans made to us). Our public shareholders may incur immediate and substantial dilution upon such adjustment. This is different from some other similarly structured blank check companies in which the initial shareholder will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination. Additionally, the aforementioned adjustment will not take into account any Class A ordinary shares redeemed in connection with the business combination. Accordingly, the holders of the founder shares could receive additional Class A ordinary shares even if the additional Class A ordinary shares, or equity-linked securities convertible or exercisable for Class A ordinary shares, are issued or deemed issued solely to replace those shares that were redeemed in connection with the business combination. The foregoing may make it more difficult and expensive for us to consummate an initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a simple majority of then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least a simple majority of then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a simple majority of then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants contained in the private placement units or any provision of the warrant agreement with respect to the private placement warrants, a simple majority of the number of then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least a majority of then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or ordinary shares, shorten the exercise period or decrease the number of our Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day period commencing once the warrants become exercisable and ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met, provided that a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-trading day measurement period. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of ordinary shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such ordinary shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the private placement warrants will be redeemable by us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 9,200,000 our Class A ordinary shares. Simultaneously with the closing of our initial public offering, we issued an aggregate of 195,000 private placement units, each unit containing one private share and one-third of one private placement warrant, each warrant exercisable to purchase one Class A ordinary share at $11.50 per share.

Our initial shareholders currently own an aggregate of 6,900,000 founder shares. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units and the underlying securities would be identical to the private placement units. To the extent we issue Class A ordinary shares to effectuate an initial business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants and conversion rights could make us a less attractive business combination vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the initial business combination.

Therefore, our warrants and founder shares may make it more difficult to effectuate an initial business combination or increase the cost of acquiring the target business.

The private placement warrants underlying the private placement units are identical to the warrants sold as part of the units in our initial public offering except that, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

Because each unit contains one-third of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-third of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least three units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-third of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for use to consummate an initial business combination.

Unlike some blank check companies, if

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a New Issuance Price of less than $9.20 per share;

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and
(iii)	the Market Value is below $9.20 per share,

then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the New Issuance Price and the $18.00 per share redemption trigger price described adjacent to “Description of Securities - Warrants - Public Shareholders’ Warrants - Redemption of Public Warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the New Issuance Price. This may make it more difficult for us to consummate an initial business combination with a target business.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We registered the Class A ordinary shares issuable upon exercise of the warrants in our registration statement filed in connection with our initial public offering because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of our initial public offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to our registration statement filed in connection with our initial public offering or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

On June 13, 2025, Israel launched a number of attacks against Iran, primarily targeting its nuclear facilities and its military leadership. The bombardment continued for approximately 12 days. Iran responded with multiple days of missile attacks on Israeli targets. On June 21, 2025, the United States entered the conflict by launching air and missile strikes against Iranian nuclear facilities, resulting in Iranian missile strikes aimed at US military bases in Qatar. On June 23, 2025, a cease fire was agreed to among Iran and Israel, but the outstanding issues between the two countries are long-standing and remain unresolved.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict, the resumption of the Israel-Iran conflict and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

General Risk Factors

We are a newly incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly incorporated Cayman Islands exempted company with no operating results, and we will not commence operations until obtaining funding through our initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, Founder Group and their respective affiliates may not be indicative of future performance of an investment in us.

With respect to the experiences of our management team, the Founder Group and their respective affiliates, past performance is not a guarantee (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical performance of our management team, the Founder Group and their respective affiliates (either individually or collectively) as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Our sponsor has the ability to remove itself as our sponsor or to substantially reduce its interests in us before identifying a business combination, which may result in change in the strategy and focus of our company in pursuing a business combination.

Our sponsor may surrender or forfeit, transfer or exchange our founder shares, private units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. In addition, the members of our sponsor could, with the permission of the sponsor’s managing member, transfer their membership interests in the sponsor, thereby transferring control of our sponsor to a third party. Accordingly, our sponsor may remove itself as our sponsor, substantially reduce its interests in us, or have its control transferred to a third party before we identify a business combination. Any such reduction of the interests of our sponsor in our securities or transfer of sponsor interests may lead to the sponsor’s managing member no longer having voting power and control over our affairs in pursuing a business combination and thereby may adversely affect our ability to consummate an initial business combination - including by reducing the pool of target companies available, delaying our selection or negotiation of a target, limiting our ability to obtain financing or satisfying conditions to a business combination within the required time-frame. This could also result in a change to our management team, acquisition strategy and criteria and our industry focus without shareholders having the ability to consider the merits of a change in the management team.

We may not be able to complete an initial business combination with a U.S. target company if such initial business combination is subject to U.S. foreign investment regulations and review by a U.S. government entity such as the Committee on Foreign Investment in the United States (CFIUS), or is ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on - among other factors - the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.”

While our sponsor is exclusively “controlled” for CFIUS purposes by U.S. citizens, has no substantial ties with a non-U.S. person, and thus we do not believe that our sponsor is a “foreign person” as defined in the CFIUS regulations, it is possible that non-U.S. persons could be involved in our initial business combination (e.g., as existing shareholders of a target company or as PIPE investors), which may increase the risk that our initial business combination becomes subject to regulatory review, including review by CFIUS. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have similar foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

Moreover, the process of government review, whether by the CFIUS or otherwise, could be lengthy and we have limited time to complete our initial business combination. If we cannot complete our initial business combination within 24 months from the closing of this because the review process drags on beyond such timeframe or because our initial business combination is ultimately prohibited by CFIUS or another U.S. government entity, we may be required to liquidate and our warrants will expire worthless. This will also cause you to lose the investment opportunity in a target company, and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located, or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders and warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

In particular, although we may attempt to structure any change in our jurisdiction of incorporation (if any) in a tax-efficient manner (including, if possible, in a manner that is tax-deferred for U.S. federal income tax purposes), tax structuring considerations are complex, the relevant facts and law may be uncertain and may change, we may prioritize commercial and other considerations over tax considerations, and we may prioritize company-level tax considerations over the tax considerations of our shareholders and warrantholders. As a result, the change in our jurisdiction of incorporation may have adverse tax consequences to us or to our shareholders and warrantholders, including the recognition of substantial gain for U.S. federal income tax purposes, and because you may not have prior notice of our change in jurisdiction, you may not be able to avoid such consequences. For example, under certain circumstances, including if we are treated as a PFIC, a U.S. Holder may be subject to U.S. federal income tax on gain or a deemed dividend upon the exchange of our ordinary shares or warrants for our successor’s shares or warrants, and such taxes may be substantial.

In addition to the immediate consequences of a change in our jurisdiction of incorporation, holding our successor’s shares or warrants following a change in our jurisdiction of incorporation could have different, potentially adverse, consequences as compared to those of holding our shares or warrants prior to any such change. For example, if we were to change our jurisdiction of incorporation from the Cayman Islands to Delaware, this could have a number of adverse consequences to Non-U.S. Holders who own our successor’s shares or warrants by exposing them to U.S. taxation and reporting obligations, such as the taxation of dividends from our successor or the taxation of dispositions of our successor’s shares or warrants.

Because such persons may not have prior notice of our change in jurisdiction, they may not be able to change the manner in which they hold our shares or warrants or dispose of our shares or warrants prior to any such change in our jurisdiction of incorporation, and therefore such persons may not be able to avoid any adverse consequences of holding our successor’s shares or warrants after such change.

Further, it is possible that we would change our jurisdiction of incorporation in anticipation of consummating a specific business combination but not complete that business combination for any number of reasons. If we are unable to consummate a business combination with a specific business combination target following such a change in our jurisdiction of incorporation, our new jurisdiction of incorporation could have disadvantages to us or our shareholders and/or warrantholders, particularly if we subsequently pursue a business combination with a target that is incorporated in a different jurisdiction. In such circumstances, we may not be competitive with other special purpose acquisition companies incorporated in the Cayman Islands when pursuing certain target companies, the consummation of our initial business combination could be more complex, or it may be more difficult to structure such an initial business combination in a tax-efficient manner. For example, we may change our jurisdiction of incorporation to the United States in anticipation of a business combination with a U.S. target company but ultimately effect our initial business combination with a non-U.S. target company. In such a case, we may be unable to structure our initial business combination in a tax-deferred manner, and our shareholders and/or warrantholders may be required to pay substantial U.S. federal income or other taxes in connection with the consummation of the initial business combination. In addition, the initial business combination may result in tax inefficiencies for the post-business combination company, including that, if the post-business combination company is organized outside of the United States, it may nevertheless be treated as a U.S. corporation for U.S. federal income tax purposes, which treatment may result in substantial tax inefficiencies for both the post-business combination company and for our shareholders and/or warrantholders.

We cannot assure you when or whether we will change our jurisdiction of incorporation or, if we do change our jurisdiction of incorporation, the jurisdiction in which we will ultimately be incorporated.

Accordingly, there is significant uncertainty as to the legal, tax and other considerations that may be applicable to us or to our shareholders and warrantholders, and we cannot provide you with specific or comprehensive examples of such potential consequences. The rules governing a change in our jurisdiction of incorporation and the transactions that may occur in connection with our initial business combination are complex, and the consequences arising from such rules or transactions will depend on a holder’s particular circumstances and on the circumstances surrounding our change in jurisdiction and initial business combination. All investors considering a purchase of our securities are urged to consult with and rely solely upon their own legal and tax advisors regarding the potential consequences to them of any change in our jurisdiction of incorporation.

An investment in us result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary share and the one-third of one redeemable warrant to purchase one Class A ordinary share included in each unit could be challenged by the U.S. Internal Revenue Service, or IRS, or the courts.

Furthermore, the U.S. federal income tax consequences of a cashless exercise of our warrants is unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of ordinary shares is long-term capital gain or loss and for determining whether any dividends we pay would be considered “qualified dividend” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences applicable to their specific circumstances of purchasing, holding or disposing of our securities.

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement warrants or public warrants or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations.

In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations.

Effective July 1, 2024, the SEC issued final rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; and increasing the potential liability of certain participants in proposed business combination transactions. These rules may materially adversely affect our ability to engage financial and capital market advisors, negotiate and complete our initial business combination and may increase the costs and time related thereto.

There are risks related to the technology industry to which we may be subject.

Business combinations with companies with operations in the technology industry entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the technology industry, we will be subject to, and possibly adversely affected by, the following risks, including but not limited to:

●	if we do not develop successful new products or improve existing ones, our business will suffer;
●	we may invest in new lines of business that could fail to attract or retain users or generate revenue;
●	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;
●	disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services, may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;
●	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;
●	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;
●	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;
●	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and
●	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industry. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

Shareholders of Cayman Islands exempted companies like the company have no general rights under Cayman Islands law to inspect corporate records or to obtain copies of the register of members of these companies. Our directors have discretion under our amended and restated memorandum and articles of association to determine whether or not, and under what conditions, our corporate records may be inspected by our shareholders, but are not obliged to make them available to our shareholders. This may make it more difficult for you to obtain the information needed to establish any facts necessary for a shareholder motion or to solicit proxies from other shareholders in connection with a proxy contest.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by our team, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provides that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

Holders of Class A ordinary shares will not be entitled to vote on any appointment or removal of directors and to continue our company in a jurisdiction outside the Cayman Islands prior to our initial business combination unless there are no longer any Class B ordinary share outstanding.

Prior to our initial business combination, only holders of our founder shares will have the right to vote on the appointment or removal of directors and to continue our company in a jurisdiction outside the Cayman Islands. Holders of our public shares will not be entitled to vote on the appointment or removal of directors or to continue our company in a jurisdiction outside the Cayman Islands during such time unless there are no longer any Class B ordinary shares outstanding. In addition, prior to our initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you will not have any say in the management of our company prior to the consummation of an initial business combination.

We are an emerging growth company and a smaller reporting company within the meaning of the rules adopted by the Securities and Exchange Commission, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies and smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the rules adopted by the Securities and Exchange Commission, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $250.0 million as of the end of the prior June 30th, and (2) our annual revenues equaled or exceeded $100.0 million during such completed fiscal year or the aggregate worldwide market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700.0 million as of the prior June 30th.

Item 1B.Unresolved Staff Comments.

None.

Item 1C.Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this report.

Item 2.Properties.

We currently maintain our executive offices at 8701 Bee Cave Road, East Building, Suite 310, Austin TX 78746, and our telephone number is (512) 575-3637. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

Item 4.Mine Safety Disclosures.

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, public shares and public warrants are traded on the NYSE under the symbols “SBXE.U”, “SBXE” and “SBXE.WS”, respectively.

Holders

Although there are a larger number of beneficial owners, at March 23, 2026, there was one holder of record of our units, one holder of record of our Class A ordinary shares, one holder of record of our founder shares, one holder of record of our public warrants and one holder of record of our private placement warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Performance Graph

Not applicable.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On June 5, 2025, we issued 5,750,000 founder shares to our sponsor for $25,000. On December 2, 2025, the Company issued 1,150,000 Class B ordinary shares, through share recapitalization, to the sponsor for no consideration. On December 4, 2025, concurrently with the closing of the IPO our sponsor and underwriters purchased an aggregate of 195,000 private placement units at a price of $10.00 per private placement unit, for an aggregate purchase price of $1,950,000, in a private placement. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

Of the proceeds we received from the Initial Public Offering and the exercise of over-allotment option by underwriters as well as the sale of the private placement units, a total of $276,000,000, including $8,280,000 of deferred underwriting commissions and after deducting of the other underwriting commissions and expenses for the Initial Public Offering, was placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee.

There has been no material change in the planned use of proceeds from such use as described in our prospectus filed with the SEC on December 3, 2025 pursuant to Rule 424b(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.[RESERVED]

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on May 29, 2025, formed for the purpose of effecting a Business Combination with one or more businesses that we have not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the private placement units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from May 29, 2025 (inception) through December 31, 2025, we had a net loss of $7,689,409, which consists of advisory fee expense of $8,280,000, operating costs of $152,980 and transaction cost of $127,380, offset by interest income on cash and investments held in the Trust Account of $768,884 and a gain on warrant liabilities of $102,067.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the sponsor and loans from the sponsor.

On December 4, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per units, which includes the full exercise of the underwriters’ over-allotment option of 3,600,000 units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 195,000 private placement units to the sponsor, at a price of $10.00 per private placement unit, or $1,950,000 in the aggregate.

Following the Initial Public Offering and the private placement, a total of $276,000,000 ($10.00 per unit) was placed in the Trust Account. We incurred transaction costs of $9,240,771, consisting of $225,000 of cash underwriting fee (net of $25,000 underwriters’ reimbursement), $8,280,000 of deferred underwriting fee, and $735,771 of other offering costs.

For the period from May 29, 2025 (inception) through December 31, 2025, cash used in operating activities was $332,313. Net loss of $7,689,409 was affected by interest earned on investments held in the Trust Account of $768,884, offering costs charged to profit and loss of $127,380, change in fair value of warrant liabilities of $102,067, payment of operation costs through promissory note of $10,420 and formation costs paid by sponsor in exchange for issuance of Class B ordinary shares of $8,264. Changes in operating assets and liabilities used $8,081,983 of cash for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the private placement units. As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205 40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any business combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to, to pay the sponsor a total of $10,000 per month for office space, secretarial, administrative and shared personnel support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation.

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,600,000 additional units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 4, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,600,000 units at a price of $10.00 per unit.

The underwriters were entitled to a cash underwriting discount of $250,000 of the gross proceeds of the units offered in the Initial Public Offering, which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,280,000 in the aggregate, which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

In addition to the underwriting discounts and commissions, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying balance sheet.

SilverBox Securities LLC, an affiliate of the Sponsor (“SilverBox Securities”), is acting as a financial advisor in connection with the Initial Public Offering. For financial advisory services provided by SilverBox Securities, the Company paid SilverBox Securities a fee in an amount equal to $25,000, which was reimbursed by the underwriters to the Company. In addition, SilverBox Securities is entitled to $1,656,000 which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, which will be paid to SilverBox Securities upon the closing of the initial Business Combination.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. The Company uses a third-party valuation expert to determine the fair value of the Public and Private Placement Warrants from inception and on a quarterly and annual basis. As of December 31, 2025, other than the Public and Private Placement Warrants, the Company did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Recent Accounting Standards

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 changes how companies determine the accounting acquirer in certain business combinations involving variable interest entities. The new guidance requires considering the factors used for other acquisition transactions to assess which party is the accounting acquirer. ASU 2025-03 is effective for the Company’s annual reporting periods beginning on January 1, 2027. Early adoption is permitted. The Company early adopted ASU 2025-03 on July 1, 2025. ASU 2025-03 impacts the accounting for the de-SPAC Transaction.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating officer decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8.Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-18 comprising a portion of this Report, which are incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.

Our directors and officers are as follows:

Name	Age	Title
Stephen M. Kadenacy	57	Chairman and Chief Executive Officer
Joseph E. Reece	64	Founding Partner
Duncan Murdoch	54	Chief Investment Officer
Jin Chun	47	Chief Operating Officer
Patrick Wilson	41	Partner
Daniel E. Esters	60	Chief Financial Officer and Director
David Lee	57	General Counsel
Arik Prawer	60	Director
Matt Godden	44	Director
David Rone	63	Director

Stephen M. Kadenacy, our Chairman and Chief Executive Officer, is a Co-Founder and a Co-Managing Partner of SilverBox Capital. Mr. Kadenacy has been serving as a member of the board of BRCC since April 2025 and Chairman and Chief Executive Officer of SBXD since its incorporation in April 2024. He has also been serving as the Chairman of Centerline Logistics Corp, a leading marine oil transportation services firm and ship assist company, since July 2019. Mr. Kadenacy served as Chief Financial Officer of BRCC from September 2023 to June 2025. Mr. Kadenacy also served as the Chief Executive Officer of SBXC until its liquidation in November 2024 and SBEA until its business combination with BRCC in February 2022. He also served as Chairman and CEO of Boxwood until its business combination and remained on the board of directors of the combined company, Atlas Technical Consultants, Inc., until April 2020. Between May 2008 and July 2017, Mr. Kadenacy served in a number of senior leadership roles at AECOM, a large engineering and technical services business, including its President and Chief Operating Officer from September 2015 to July 2017, President and Chief Financial Officer from 2014 to 2015 and Chief Financial Officer from 2011 to 2014. During his tenure at AECOM, the company grew from approximately $5 billion of revenues in 2008 to approximately $18 billion in 2017. Previously, Mr. Kadenacy was a Partner at KPMG in Economic Consulting and served as a member of the board of directors of ABM Industries, a provider of facility management services, YMCA of Greater Los Angeles and the Board of Trustees for the UCLA’s Anderson School of Business. Mr. Kadenacy is well qualified to serve as director due to his investment experience as well as his background in finance and his experience with Boxwood, SBEA, SBXC and SBXD.

Joseph E. Reece, our Founding Partner, is a Co-Founder and a Co-Managing Partner of SilverBox Capital. Previously, he founded Helena Capital, a merchant bank and a predecessor company of SilverBox Capital, in April 2015 and served as Chief Executive Officer until January 2017, and then again from October 2018. Mr. Reece has been serving as Founding Partner of SBXD since its initial public offering in August 2024 and is the Chief Executive Officer of SilverBox Securities. Mr. Reece has been serving as Non-Executive Chairman of Compass Minerals since May 2021, having been a member of the board of directors since 2019. He has also been serving as Chairman of NCR Atleos Corporation since October 2023 after serving as Chairman of predecessor NCR Corporation from May 2023 and lead independent director from November 2022 to May 2023. He was a member of the board of directors of Quotient Technology Inc. since May 2022 until its sale in September 2023. Mr. Reece also served as a Consultant to BDT & Company, LLC from October 2019 to January 2022. Mr. Reece previously served as Founding Partner of SBXC from its initial public offering in February 2023 until its liquidation in November 2024 and as Executive Chairman of SBEA until its business combination with BRCC in February 2022. He also served as Executive Vice Chairman and Head of UBS Securities, LLC’s Investment Bank for the Americas from February 2017 to September 2018. Prior to that, he was at Credit Suisse from 1997 to 2015, in roles of increasing responsibility, including eventually serving as Global Head of Equity Capital Markets and Co-Head of Credit Risk. His prior experience includes practicing as an attorney for ten years, including at the law firm of Skadden, Arps, Slate, Meagher & Flom LLP and at the SEC. Mr. Reece has previously served as a member of the board of directors of UBS Securities, LLC, of NCR Corporation where he served as Chairman of the Board, of Quotient Technology, of Atlas Technical Consultants, Inc. and its predecessor company, Boxwood Merger Corp., of Del Frisco’s Restaurant Group, Inc., of RumbleOn, Inc., of CST Brands, Inc., and of LSB Industries, Inc.

Duncan Murdoch, our Chief Investment Officer, has over 25 years of private equity and investment banking experience. Mr. Murdoch is currently the Chief Investment Officer of SilverBox Capital and has served as Chief Investment Officer of SBXD since its initial public offering in August 2024. Mr. Murdoch has been serving as a member of the board of Bearing Advisors LLC since July 2025. Mr. Murdoch served as Chief Investment Officer of Boxwood Capital, the predecessor to SilverBox Capital, since April 2020. Previously, Mr. Murdoch served as Chief Investment Officer of SBXC from February 2023 until its liquidation in November 2024 and SBEA until its business combination with BRCC in February 2022. Mr. Murdoch served as Chief Investment Officer of Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, Inc., from November 2018 to February 2020. Prior to that Mr. Murdoch spent approximately 17 years at Macquarie Capital in New York where he was a Senior Managing Director, from 2006 to October 2018, and also served as Co-Head of the Principal Transactions Group US from 2010 to 2018, and as Co-Head of the Industrials Group US from 2006 to 2010. Mr. Murdoch also served on numerous committees at Macquarie Capital including the US Capital Commitments Committee and the US Operating Committee. While at Macquarie Capital, Mr. Murdoch led numerous investments and acquisitions on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital across multiple sectors, including infrastructure, business services, environmental services, aerospace, and consumer. Mr. Murdoch served on the board of directors of numerous private companies, including Brek Manufacturing Company, Utility Service Partners, Inc., Puralube, Inc., Icon Parking Systems, Smarte Carte, Inc., DNEG, Anaergia Inc., MST Global, and Skis Rossignol S.A. Previously, Mr. Murdoch worked for BMO Nesbitt Burns Inc. in Toronto, for Macquarie in Sydney in their Corporate Advisory Group, and for justices in the Commercial Division of the Supreme Court of New South Wales, Australia.

Jin Chun, our Chief Operating Officer, has more than 20 years of private equity and investment banking experience. Mr. Chun is a Partner of SilverBox Capital, the Chief Operating Officer of SilverBox Securities and has been serving as Chief Operating Officer of SBXD since its initial public offering in August 2024. He served as Chief Operating Officer of SBXC from February 2023 until its liquidation in November 2024 and SBEA until its business combination with BRCC in February 2022. Previously, Mr. Chun was a Managing Director of Macquarie Capital based in New York, where he was a member of its principal investing team from November 2005 to December 2020 where he was responsible for sourcing, executing and managing investments on behalf of Macquarie Capital and funds managed by affiliates of Macquarie Capital. Past investments have included debt, preferred equity and common equity investments across technology, financial services, infrastructure, travel and leisure, and gaming sectors. Prior to that, Mr. Chun worked for Dresdner Kleinwort Wasserstein in its Industrial M&A team from 2001 to 2005. Mr. Chun serves on the board of directors of Read Ahead, Inc.

Patrick Wilson, our Partner, has more than 15 years of private equity and investment banking experience. Mr. Wilson is a Partner of SilverBox Capital. Previously, Mr. Wilson was a Partner at private equity firm FalconPoint Partners from 2023 to 2024. Prior to that, he worked at Rhône Group from 2019 to 2023 and The Carlyle Group from 2013 to 2019 focusing on sectors that included industrials, consumer, and business services, among others. Past investments made by Mr. Wilson have included majority and minority equity investments, preferred equity and debt instruments in multiple jurisdictions. Earlier, Mr. Wilson worked in investment banking at UBS Investment Bank from 2010 to 2013 and practiced as a private equity attorney at Clayton Utz, where he was admitted by the Supreme Court of NSW, Australia in 2009. Mr. Wilson has served as a director or observer on the board of JENNMAR Holdings, Hudson’s Bay Company and its affiliates, NEP Group, Paragon Films, Wahoo Fitness, Medforth Global Healthcare Education and Healthscope Hospitals. He is currently a member of the board of trustees of Row New York. Mr. Wilson holds a Master of Applied Finance from The Securities Institute of Australia and Bachelor’s degrees in Laws and Commerce from the University of Sydney.

Daniel E. Esters, our Chief Financial Officer and Director, is the Chief Financial Officer and a Partner of SilverBox Capital, the Chief Financial Officer and Chief Compliance Officer of SilverBox Securities and has been serving as Chief Financial Officer of SBXD since its initial public offering in August 2024. He formerly served as the Chief Financial Officer of SBXC from February 2023 until its liquidation in November 2024, SBEA until its business combination with BRCC in February 2022 and Boxwood Merger Corp. from November 2018 to February 2020. Mr. Esters spent 24 years serving in a variety of capacities at several investment banking firms where he accumulated extensive transaction experience including origination, due diligence assessment, structuring, negotiation and marketing of a wide range of merger and acquisitions, debt financings, restructurings and public equity offerings. From August 2014 to September 2018, Mr. Esters served as a managing director of M&A Capital LLC, a boutique investment banking firm and independent sponsor. From May 1996 to August 2014, he served in the Investment Banking department of Jefferies LLC, where his last role was as Managing Director within the firm’s financial sponsor group. Previously, Mr. Esters served with the Investment Banking department of PaineWebber, Inc. and with the audit practice of accounting firm Price Waterhouse LLC, where he earned his C.P.A. license. Mr. Esters is well qualified to serve as director due to his investment experience as well as his background in finance and his experience with Boxwood Merger Corp, SBEA, SBXC and SBXD.

David Lee, our General Counsel, has more than 25 years of experience in representing private equity firms (and their portfolio companies) and owners of U.S. middle market companies as legal counsel. Mr. Lee has been serving as General Counsel of SBXD since its initial public offering in August 2024. He formerly served as the General Counsel of SBXC from February 2023 until its liquidation in November 2024 and Boxwood Merger Corp. until its business combination with Atlas Technical Consultants, Inc., from November 2018 to February 2020. He is the founder and Manager of Co-Counsel, LLC (a boutique M&A law firm established in October 2017) and the founder and Manager of Atrium Exit, LLC (a legal technology company established in August 2019). Mr. Lee served as Special Counsel at Jenner & Block LLP from October 2015 to September 2017, as Chief Executive Officer and Co-Founder of 10x Market, LLC from January 2013 to October 2015, and as Partner at DLA Piper LLP from December 2010 to December 2012. Prior to that, he served as Partner at Mayer Brown LLP from January 2007 to December 2010, as Partner at Kaye Scholer LLP from 2005 to 2006, as Partner at Kirkland & Ellis LLP from 2002 to 2004 and as Associate at Kirkland & Ellis LLP from 1996 to 2002. Mr. Lee holds a Bachelor’s degree in political science from the University of Chicago and a law degree from Northwestern University School of Law.

Arik Prawer, one of our independent directors, has over 30 years of experience in real estate, investment banking, capital markets, as both a banker and senior executive of both public and private companies. Currently, Mr. Prawer serves as Co-President and CFO of the Inspire Communities affordable housing platform and has served in this capacity since July 2024. Prior to this, between June 2022 and June 2024, he served as Co-President of Builders Capital, the nation’s leading construction lender for homebuilders. Before that, Mr. Prawer led the Homes Division at Zillow Group where he led the build out of Zillow Offers and oversaw the mortgage business start-ups between February 2018 and May 2022. Before joining Zillow in 2018, served as Chief Integration Officer for Invitation Homes, a single-family rental owner and operator, from November 2017 to February 2018 and held several positions at Starwood Waypoint Homes (including its predecessors), a single-family residential real estate investment trust, from March 2012 to November 2017, including Chief Financial Officer, Co-President, and other positions regarding acquisitions, developing third-party affiliate partner relationships and capital markets activities. Before joining Starwood Waypoint Homes and its predecessors, Mr. Prawer spent 12 years at Credit Suisse Securities, LLC (including its predecessors), where he led the West Coast Real Estate investment banking practice focusing on capital formation and mergers and acquisitions for public and private real estate companies. Mr. Prawer received an M.B.A. from The University of Pennsylvania (Wharton) and a B.S.E. in Finance and a B.A. in History from the University of Pennsylvania. Mr. Prawer is well qualified to serve as a director due to his extensive experience in real estate, capital markets and corporate finance, including senior leadership roles at public and private companies.

Matt Godden, one of our independent directors, served as President, Chief Executive Officer and a director of Centerline Logistics (“Centerline”) from 2019 until the successful sale of the company in January 2026. Mr. Godden previously served as Centerline’s Senior Vice President and Chief Operating Officer starting in 2015. From 2008 to 2014, Mr. Godden owned and operated Focus Technology, a mid-market consulting firm specializing in system and operational diligence, strategic planning, and corporate carve-outs for large private equity firms and investment banks. Mr. Godden is a former member of the executive team of the Blue Sky Maritime Coalition, aimed at achieving net-zero emissions in the North American maritime industry by 2050, and a former board member of the American Waterways Operators (AWO), a trade group representing the US tugboat, towboat, and barge industry. Mr. Godden is well qualified to serve as a director due to his extensive business and investment experience, including senior leadership roles at private companies.

David Rone, one of our independent directors, has been serving as Managing Partner at Guggenheim Partners, where he leads strategic initiatives on behalf of the Chief Executive Officer, since April 2021. From April 2021 to April 2024, he also served as Co-President of Guggenheim Investments, Guggenheim’s global asset management and investment advisory division. From January 2017 to April 2021, Mr. Rone was a Senior Managing Director at Guggenheim Partners. Mr. Rone also currently serves as a senior executive at TWG Global, a holding company formed to manage investments including interests in the Los Angeles Dodgers, Los Angeles Lakers, Chelsea FC and the Cadillac F1 Team. Earlier in his career, Mr. Rone held senior leadership roles at Time Warner Cable Networks and Time Warner Cable Sports, Evolution Media Capital, CAA Sports, Fox Sports, and The Walt Disney Company. He began his career as a transactional attorney specializing in mergers and acquisitions, leveraged buyouts and corporate financing. Mr. Rone received a B.A. in Economics from Tufts University and a J.D. from Northwestern Pritzker School of Law. Mr. Rone is well qualified to serve as a director due to his significant business, investment, and financial experience.

Prior Blank Check Experience

Members of our management team serve as officers and directors of SBXD, a blank check company which raised an aggregate of $200.0 million in its initial public offering in August 2024. Mr. Kadenacy serves as Chairman and Chief Executive Officer, Mr. Reece serves as Founding Partner, Mr. Murdoch serves as Chief Investment Officer, Mr. Chun serves as Chief Operating Officer and Mr. Esters serves as Chief Financial Officer and a director of SBXD.

Members of our management team served as officers and directors of SBXC, a blank check company which raised an aggregate of $138.0 million in its initial public offering in February 2023. Mr. Reece served as Executive Chairman, Mr. Kadenacy served as Chief Executive Officer, Mr. Murdoch served as Chief Investment Officer, Mr. Chun served as Chief Operating Officer and Mr. Esters served as Chief Financial Officer of SBEA. Mr. Reece served as a director of SBXC.

Members of our management team served as officers and directors of SBEA, a blank check company which raised an aggregate of $300.0 million in its initial public offering in February 2021. Mr. Reece served as Executive Chairman, Mr. Kadenacy served as Chief Executive Officer, Mr. Murdoch served as Chief Investment Officer, Mr. Chun served as Chief Operating Officer and Mr. Esters served as Chief Financial Officer of SBEA. Mr. Reece served as a director of SBEA.

In addition, certain members of our management team previously served as an officer or director of Boxwood Merger Corp. a blank check company which raised an aggregate of $200.0 million in its initial public offering in November 2018 and consummated an initial business combination with Atlas Intermediate Holdings LLC, a provider of professional testing, inspection, engineering and consulting services, in February 2020. Mr. Reece served as the lead independent director, Mr. Kadenacy served as Chairman and Chief Executive Officer, Mr. Murdoch served as Chief Investment Officer and Mr. Esters served as Chief Financial Officer of Boxwood Merger Corp. Mr. Kadenacy served as a director of Boxwood Merger Corp.’s successor company, Atlas Technical Services, Inc. until April 2020.

The past performance of our management team is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination. You should not rely on the historical record of our management’s performance as indicative of our future performance.

Number and Terms of Office of Officers and Directors

Our board of directors consists of seven members. Holders of our founder shares have the right to appoint all of our directors or remove any one of them for any reason prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment or removal of directors during such time. These provisions of our amended and restated memorandum and articles of association relating to these rights of holders of Class B ordinary shares may be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In accordance with NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on NYSE.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, a Founding Partner, a Partner, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting the NYSE’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. In addition, commencing upon the Initial Public Offering in December 2025, we pay an amount equal to $10,000 per month to our sponsor for office space, administrative and shared personnel support services. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

Directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Subject to phase-in rules and a limited exception, the NYSE rules and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that will be approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available on our website at sbcap.com.

Audit Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. The members of our audit committee are Mr. Prawer, Mr. Godden and Mr. Rone.

Each member of the audit committee is financially literate and our board of directors has determined that Mr. Prawer qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, details the purpose and principal functions of the audit committee, including:

●	Assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm;
●	Reviewing the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;
●	re-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	Reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
●	Setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

●	Setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
●	Obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	Meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	Reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	Reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. The members of our compensation committee are Mr. Prawer, Mr. Godden and Mr. Rone.

We adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

●	Reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	Reviewing and making recommendations to our board of directors with respect to (or approving, if such authority is so delegated by our board of directors) the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;
●	Reviewing our executive compensation policies and plans;
●	Implementing and administering our incentive compensation equity-based remuneration plans;
●	Assisting management in complying with our proxy statement and annual report disclosure requirements;
●	Approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
●	Producing a report on executive compensation to be included in our annual proxy statement; and
●	Reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser.

However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

Mr. Prawer, Mr. Godden and Mr. Rone serve as members of our nominating and corporate governance committee. Under the NYSE listing standards, all members of the nominating and corporate governance committee must be independent.

We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	Identifying, screening and reviewing individuals qualified to serve as directors and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;
●	Developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;
●	Coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and
●	Reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

Director Nominations

Our nominating and corporate governance committee will recommend to the board of directors candidates for nomination for election at the annual meeting of the shareholders. We have not formally established any specific minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of our form of Code of Ethics is available on our website at www.sbcap.com.

You are able to review these documents by accessing our public filings at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Insider Trading Policy

The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
●	directors should not improperly fetter the exercise of future discretion;
●	duty to exercise powers fairly as between different sections of shareholders;
●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us (including as described in “Proposed Business - Sourcing of Potential Business Combination Targets”). These conflicts may not be resolved in our favor and a potential target business may be presented to another entity, prior to its presentation to us.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with members of our management team or Founder Group. In the event we seek to complete our initial business combination with a business that is affiliated with members of our management team and Founder Group, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent registered public accounting firm, that such an initial business combination is fair to our company from a financial point of view.

On August 6, 2025, SBXD announced that it had entered into a business combination agreement with Parataxis Holdings, an institutional digital asset management platform, but no assurances can be made that the proposed transaction will be consummated. As a result, if the business combination does not occur, there is a material conflict of interest between SBXD and our company as we and SBXD are both engaged in the business of engaging in business combinations. Other than SBXD, because the other entities to which our officers and directors owe fiduciary duties or contractual obligations (as described below) are not themselves in the business of engaging in business combinations, we do not believe, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination.

In addition, there are no contractual agreements between us, SBXD, our sponsor or our Founder Group regarding allocation of opportunities among us and SBXD. To the extent that our sponsor, our Founder Group or any other entity affiliated with our sponsor becomes aware of a potential acquisition opportunity, such entity has complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination. We expect that a determination will be made as to whether us or SBXD would be presented with the opportunity, if at all, based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings, amount of time required to complete a business combination, and the relevant experience of the directors and officers involved with a particular blank check company. Our amended and restated memorandum and articles of association provides that to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter (a) which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such director or officer in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

Members of our management team and Founder Group may participate in the formation of, invest in (on behalf of themselves, their affiliates or its and their clients), or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, members of our management team and Founder Group, could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved.

Potential investors should also be aware of the following other potential conflicts of interest:

●	none of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	in the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. Please see “— Directors and Executive Officers” for a description of our management’s other affiliations.
●	our initial shareholders, officers and directors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial shareholders, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial shareholders or any of our officers, directors or affiliates acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the Trust Account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Except as described herein, (1) pursuant to a letter agreement entered into with us, our initial shareholders, officers and directors have agreed not to transfer, assign or sell any founder shares held by them until the earlier to occur of: (A) one year after completion of our initial business combination; or (B) if the closing price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share dividends, reorganizations, recapitalizations and other similar transactions) for any 20 trading days within any 30-trading day period commencing any time 150 days after completion of our initial business combination. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor with respect to any founder shares, and (2) pursuant to a letter agreement entered into with us, our sponsor have agreed not to transfer, assign or sell any private placement units and the Class A ordinary shares underlying such units until 30 days after the completion of our initial business combination. We refer to such transfer restrictions as the lock-up. Notwithstanding the foregoing, if we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property, the founder shares will be released from the lock-up. Since our sponsor, members of our management team and Founder Group may directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.
●	our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.
●	our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.
●	our sponsor and members of our management team will directly or indirectly own our securities following our initial public offering, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Upon the closing of our initial public offering, our sponsor will have invested in us an aggregate of $4,575,000, comprised of the $25,000 purchase price for the founder shares (or approximately $0.004 per share) and the $4,550,000 purchase price for the private placement units (or $10.00 per unit).Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.
●	in the event our sponsor or members of our management team provide loans to us to finance transaction costs, or out-of-pocket reimbursement of expenses, in connection with an intended initial business combination and/or incur expenses on our behalf in connection with an initial business combination, such persons and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.
●	we are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, directors or members of our management team; accordingly, such affiliated person(s) they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.
●	we may engage SilverBox Securities to provide financial advisory services in connection with our initial business combination. If SilverBox Securities provides services to us after our initial public offering, we may pay SilverBox Securities fair and reasonable fees that would be determined at that time. Any fees we may pay SilverBox Securities for services rendered to us after our initial public offering may be contingent on the completion of a business combination and may be paid in a form other than cash. In the event SilverBox Securities provides any such services after our initial public offering, SilverBox Securities would have a conflict of interest as a portion of its compensation from our initial public offering is dependent on completion of our initial business combination.

The conflicts described above may not be resolved in our favor.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties:

Individual(1)	Entity	Entity’s Business	Affiliation
Joseph E. Reece	SilverBox Capital LLC	Financial advisory Investments and SPAC Sponsorship	Co-Managing Partner

	SilverBox Securities LLC	Financial advisory	Chief Executive Officer

	Compass Minerals International Inc.	Production of Minerals	Executive Chairman

	SilverBox Corp IV	SPAC	Founding Partner

	NCR Atleos Corp	Enterprise Technology	Chairman

Stephen M. Kadenacy	BRC Inc.	Branded Coffee	Director

	SilverBox Capital LLC	Investments and SPAC Sponsorship	Co-Managing Partner

	Centerline Logistics Corp.	Energy Transportation	Chairman

	SilverBox Corp IV	SPAC	Chairman and Chief Executive

Duncan Murdoch	SilverBox Capital LLC	Investments and SPAC Sponsorship	Chief Investment Officer

	SilverBox Corp IV	SPAC	Chief Investment Officer

	Bearing Advisors LLC	Advisory Services	Director

Jin Chun	SilverBox Capital LLC	Investments and SPAC Sponsorship	Partner

	SilverBox Securities LLC	Financial advisory	Chief Operating Officer

Patrick Wilson	SilverBox Capital LLC	Investments and SPAC Sponsorship	Partner

Daniel E. Esters	SilverBox Capital LLC	Investments and SPAC Sponsorship	Chief Financial Officer

	SilverBox Corp IV	SPAC	Chief Financial Officer

	SilverBox Securities LLC	Financial advisory	Chief Financial Officer

David Lee	SilverBox Capital LLC	Investments and SPAC Sponsorship	General Counsel

	SilverBox Corp IV	SPAC	General Counsel

Arik Prawer	Inspire Communities	A leading owner and operator of affordable housing	Co-President and Chief Financial Officer

David Rone	Guggenheim Partners	Global Investment and Asset Management	Managing Partner
(1)	Each of the entities listed in this table may have competitive interests with our company with respect to the performance by each individual listed in this table of his or her obligations.

In addition, our sponsor or any of its affiliates, or any of their respective clients, may make additional investments in the company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

Further, in order to facilitate our initial business combination, including any related financing, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities.

In the event that we submit our initial business combination to our public shareholders for a vote, our initial shareholders, officers and directors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers and directors also have agreed to vote public shares purchased by them (if any) during or after our initial public offering (including in open market and privately- negotiated transactions) in favor of our initial business combination (except that any public shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provides for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, civil fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification by us of our officers and directors to the fullest extent authorized by law, as it now exists or may in the future be amended.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions.

We have obtained a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage shareholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

In connection with this registration statement, we have undertaken that insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Clawback Policy

The SEC adopted final rules implementing the incentive-based compensation recovery provisions of the Dodd-Frank Act, and the NYSE has adopted listing standards consistent with the SEC rules. In compliance with those standards, we have adopted an incentive compensation recoupment policy, or “clawback” policy, which applies to our executive officers, within the meaning of Section 10D of the Exchange Act and Rule 10D-1 promulgated thereunder, who were employed by the Company or a subsidiary of the Company during the applicable recovery period. Under the policy, in the event that the financial results upon which a cash or equity-based incentive award was predicated become the subject of a financial restatement that is required because of material non-compliance with financial reporting requirements, the Compensation Committee will conduct a review of awards covered by the policy and recoup any erroneously awarded incentive-based compensation to ensure that the ultimate payout gives retroactive effect to the financial results as restated. The policy covers any cash or equity-based incentive compensation award that was paid, earned or granted to a covered officer during the last completed three fiscal years immediately preceding the date on which the Company is required to prepare the accounting restatement.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards to our executive officers or other employees of the Company and therefore do not have a policy regarding the timing of grants of option awards in relation to the disclosure of material non-public information by the Company.

Item 11.Executive Compensation.

None of our executive officers or directors have received any compensation for services rendered to us. We pay monthly recurring expenses of $10,000 to an affiliate of our sponsor for office space, administrative and shared personnel support services. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees.

Our sponsor, executive officers, directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, executive officers, directors and our or their affiliates.

After the completion of the initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with an Initial Business Combination.

We may not take any action to ensure that members of our management team maintain their positions with us after the consummation of an initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after an initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of an initial business combination will be a determining factor in our decision to proceed with an initial business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this annual report, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;
●	each of our executive officers and directors; and
●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of warrants as they are not exercisable within 60 days of the date of this annual report.

The beneficial ownership of our ordinary shares is based on 27,600,000 shares of Class A ordinary shares and 6,900,000 shares of Class B ordinary shares issued and outstanding as of December 31, 2025.

Approximate
	Number of Class	Approximate	Number of Class	Percentage of
	A Shares	Percentage of	B Shares	Outstanding
	Beneficially	Outstanding	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned (2)	Class A Shares	Owned (2)	Shares
SilverBox Sponsor V LLC(1)(2)	195,000	—	6,900,000	20.4%
Stephen Kadenacy(1)(2)	195,000	—	6,900,000	20.4%
Joseph Reece(1)(2)	195,000	—	6,900,000	20.4%
Duncan Murdoch	—	—	—	—
Jin Chun	—	—	—	—
Patrick Wilson	—	—	—	—
Daniel E. Esters	—	—	—	—
David Lee	—	—	—	—
Arik Prawer	—	—	—	—
Matt Godden	—	—	—	—
David Rone	—	—	—	—
All executive officers and directors as a group (10 individuals)	195,000	—	6,900,000	20.4%
Holders of more than 5% of SilverBox Corp V any class of outstanding ordinary shares
Tenor Opportunity Master Fund, Ltd.(3)	1,650,000	5.9%	—	4.8%
(1)

SilverBox Sponsor V LLC is the record holder of the shares reported herein. Mr. Kadenacy, our Chief Executive Officer, and Mr. Reece, our Founding Partner, are each the co-managing member of Boxwood Holdings V LLC, the managing member of SilverBox Sponsor V LLC. As such, they may be deemed to have or share beneficial ownership of the Class B ordinary shares held directly by SilverBox Sponsor V LLC. Such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(2)

Interests shown consist of 6,900,000 Class B ordinary shares which are referred to herein as founder shares and 195,000 Class A ordinary shares included in the private placement units. The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination or at any time prior thereto at the option of the holder thereof, on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)

The information in the table above is based solely on information contained in this shareholder’s Schedule 13G filed on December 9, 2025, by or on behalf of Tenor Opportunity Master Fund, Ltd. Tenor Capital Management Company, L.P. (“Tenor Capital”) serves as the investment manager to the Master Fund. Robin Shah serves as the managing member of Tenor Management GP, LLC, the general partner of Tenor Capital. The address of the principal business office is 810 Seventh Avenue, Suite 1905, New York, NY 10019.

Unless otherwise noted, the business address of each of the following entities or individuals is c/o SilverBox Corp V, 8701 Bee Cave Road, East Building, Suite 310, Austin TX 78746.

Our sponsor has the right to elect all of our directors prior to the consummation of our initial business combination as a result of holding all of the Founder Shares. In addition, because of this ownership block, our sponsor may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including our initial business combination.

In addition, our sponsor purchased an aggregate of 195,000 units at a price of $10.00 per unit ($1,950,000 in the aggregate) in a private placement that closed simultaneously with the closing of the initial public offering. The private placement units are identical to the public units sold in the initial public offering, subject to limited exceptions.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

On June 5, 2025, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000. On December 2, 2025, the Company issued 1,150,000 Class B ordinary shares, through share recapitalization, to the sponsor for no consideration, based on the expectation that the founder shares would represent 20% of the outstanding ordinary shares upon completion of the initial public offering. Combined with the private placement units owned by the sponsor, the sponsor now owns 6,900,000 total Class B Shares representing 20% of the issued and outstanding ordinary shares

Our sponsor purchased an aggregate of 195,000 private placement units at a price of $10.00 per unit ($1,950,000 in the aggregate) in the private placement. The private placement units are identical to the public units sold in our initial public offering, except that the private placement units (including the underlying securities) are subject to certain transfer restrictions and the holders thereof are entitled to certain registration rights, as described herein, and the underlying warrants: (1) will not be redeemable by us and (2) may be exercised by the holders on a cashless basis. A portion of the purchase price of the private placement units will be added to the proceeds from our initial public offering to be held in the Trust Account such that at the time of closing $230.0 million was be held in the Trust Account. If we do not complete our initial business combination within the completion window, the private placement units (and the underlying securities) will expire worthless.

The private placement units (including the underlying private shares and private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

Our sponsor, officers and directors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

On June 2, 2025, our sponsor agreed to loan us up to $300,000. These loans are non-interest bearing, unsecured and are due at the earlier of December 31, 2025 and the closing of our initial public offering. The Company had $217,441 in borrowings under the promissory note, which was repaid at the closing of the Initial Public Offering on December 4, 2025.

We have engaged SilverBox Securities to provide independent financial advisory services in connection with our initial public offering. As consideration for providing such services, we have agreed to pay SilverBox Securities a fee in an amount equal to (1) $25,000 was paid to SilverBox Securities upon the closing of our initial public offering, and (2) $1,380,000, which amount shall be subject to pro-rata reduction based on the number of Class A ordinary shares redeemed by our public shareholders, which will be paid to SilverBox Securities upon the closing of our initial business combination. Joseph Reece, our Founding Partner, Jin Chun, our Chief Operating Officer, and Dan Esters, our Chief Financial Officer, are officers of SilverBox Securities, and will participate in a portion of the fees payable to SilverBox Securities. The amount of any fees allocable to such officers will be determined in the sole discretion of Mr. Reece as the sole managing member of SilverBox Securities. The term of our engagement of SilverBox Securities is six (6) months from August 14, 2025, unless extended by mutual agreement of the parties. We or SilverBox Securities may terminate such engagement at any time. In the event we terminate SilverBox Securities’ engagement prior to the pricing of our initial public offering (other than a termination due to bad faith, willful misconduct or gross negligence of SilverBox Securities) and we consummate our initial public offering within six months following such termination, SilverBox Securities will be entitled to the fees described above.

Commencing on the date on which our securities are first listed on the NYSE, we will pay an amount equal to $10,000 per month to our sponsor for office space, administrative and shared personnel support services. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 24 months, our sponsor will be paid a total of $240,000 ($10,000 per month in either case) and will be entitled to be reimbursed for any out-of-pocket expenses.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but none of them is obligated to, loan us funds as may be required. If we complete our initial business combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $2,500,000 of such loans may be convertible into units at a price of $10.00 per unit at the option of the lender. The units and the underlying securities would be identical to the private placement units. Except for the foregoing, the terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post- combination business to determine executive officer and director compensation.

We may engage SilverBox Securities to provide financial advisory services in connection with our initial business combination. If SilverBox Securities provides services to us after our initial public offering, we may pay SilverBox Securities fair and reasonable fees that would be determined at that time. Any fees we may pay SilverBox Securities for services rendered to us after our initial public offering may be contingent on the completion of a business combination and may be paid in a form other than cash. In the event SilverBox Securities provides any such services after our initial public offering, SilverBox Securities would have a conflict of interest as a portion of its compensation from our initial public offering is dependent on completion of our initial business combination.

We have entered into a registration rights agreement with respect to the founder shares, private placement units, and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants contained in the private placement units or warrants issued upon conversion of the working capital loans and upon conversion of the founder shares).

Related Party Transactions Policy

We had not yet adopted a formal policy for the review, approval or ratification of related party transactions prior to our initial public offering. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of our initial public offering, we adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent registered public accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation paid by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination (regardless of the type of transaction that it is). However, the following payments may be made to our sponsor, officers or directors, or our or their affiliates, and, if made prior to our initial business combination will be made from funds held outside the Trust Account:

●	payment to our sponsor for office space, administrative and shared personnel support services, in an amount equal to $10,000 per month, commencing on the first date on which our securities are listed on the NYSE;
●	payment to SilverBox Securities for financial advisory services provided by SilverBox Securities in connection with our initial public offering in an amount equal to (1) $25,000 was paid to SilverBox Securities upon the closing of our initial public offering, and (2) $1,380,000, which amount shall be subject to pro-rata reduction based on the number of Class A ordinary shares redeemed by our public shareholders, which will be paid to SilverBox Securities upon the closing of our initial business combination. Joseph Reece, our Founding Partner, Jin Chun, our Chief Operating Officer, and Dan Esters, our Chief Financial Officer, are officers of SilverBox Securities, and will participate in a portion of the fees payable to SilverBox Securities. The amount of any fees allocable to such officers will be determined in the sole discretion of Mr. Reece as the sole managing member of SilverBox Securities;
●	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and
●	repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender.
●	The units and the underlying securities would be identical to the private placement units. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.
●	We may engage SilverBox Securities to provide financial advisory services in connection with our initial business combination. If SilverBox Securities provides services to us after our initial public offering, we may pay SilverBox Securities fair and reasonable fees that would be determined at that time. Any fees we may pay SilverBox Securities for services rendered to us after our initial public offering may be contingent on the completion of a business combination and may be paid in a form other than cash.

These payments may be made using funds that are not held in the Trust Account or, upon completion of the initial business combination, from any amounts remaining from the proceeds of the Trust Account released to us in connection therewith.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the NYSE listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting the NYSE’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.Principal Accounting Fees and Services.

The following is a summary of fees paid to Withum for services rendered.

Audit Fees

During the period from May 29, 2025 (Inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $123,910, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 financial statements included in this Report.

Related Fees

During the period from May 29, 2025 (Inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees

During the period from May 29, 2025 (Inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During the period from May 29, 2025 (Inception) through December 31, 2025, we did not have any fees from our independent registered public accounting firm for any other services.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K:
(1)	Financial Statements:

(2)	Financial Statement Schedules:

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits.

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 4, 2025)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 filed on November 12, 2025)
4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on November 12, 2025)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on November 12, 2025)
4.4

Public Warrant Agreement, dated as of December 2, 2025, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)

4.5

Private Warrant Agreement, dated as of December 2, 2025, by and between Continental Stock Transfer & Trust Company and the Company (Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)

10.1

Investment Management Trust Agreement, dated as of December 2, 2025, by and between the Company and Continental Stock Transfer & Trust Company (Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)

10.2

Registration Rights Agreement, dated as of December 2, 2025, by and among the Company, the Sponsor and certain other shareholders signatory thereto (Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)

10.3

Letter Agreement, dated as of December 2, 2025, by and among the Company, the Sponsor and the officers and directors of the Company (Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)

10.4

Administrative Services Agreement, dated as of December 2, 2025, between the Company and the Sponsor (Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)

10.5	Form of Indemnification Agreement (Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 4, 2025, incorporated by reference herein)
19.1	Insider Trading Policy
24	Power of Attorney (Included on the Signature Page hereto)
31.1

Certification of Chief Executive Officer and Director Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Compensation Recovery Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because the XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interaction Data File (formatted as inline XBRL with application taxonomy extension information contained in Exhibit 101).

Item 16.Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Austin, State of Texas, on the 23rd of March 2026.

SILVERBOX CORP V

By:	/s/ Stephen M. Kadenacy
Name:	Stephen M. Kadenacy
Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Stephen M. Kadenacy

Name:	Stephen M. Kadenacy
Title:	Chairman and Chief Executive Officer (Principal Executive Officer)
Date:	March 23, 2026

By:	/s/ Daniel E. Esters

Name:	Daniel E. Esters
Title:	Director and Chief Financial Officer (Principal Financial and Accounting Officer)
Date:	March 23, 2026

By:	/s/ Arik Prawer

Name:	Arik Prawer
Title:	Director
Date:	March 23, 2026

By:	/s/ Matt Godden

Name:	Matt Godden
Title:	Director
Date:	March 23, 2026

By:	/s/ David Rone

Name:	David Rone
Title:	Director
Date:	March 23, 2026

SILVERBOX CORP V

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

SilverBox Corp V:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SilverBox Corp V (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholders’ deficit and cash flows for the period from May 29, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of SilverBox Corp V as of December 31, 2025, and the results of its operations and its cash flows for the period from May 29, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete by the end of business combination period, then the Company will take measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. This liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the entity’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2025.

New York, New York

March 23, 2026

SILVERBOX CORP V

BALANCE SHEET

December 31,
2025
Assets:
Current assets
Cash	$812,892
Other receivable	39,927
Prepaid expenses	38,358
Prepaid insurance	68,750
Total current assets	959,927
Long-term prepaid insurance	75,000
Cash and investments held in Trust Account	276,768,884
Total Assets	$277,803,811
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$7,083
Accrued offering costs	85,000
Total current liabilities	92,083
Deferred legal fee	81,595
Advisory fee payable	8,280,000
Deferred underwriting fee payable	8,280,000
Derivative liabilities – warrants	3,576,268
Total Liabilities	20,309,946
Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at a redemption value of $10.03 per share	276,768,884
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 195,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding	690
Additional paid-in capital	—
Accumulated deficit	(19,275,729)
Total Shareholders’ Deficit	(19,275,019)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$277,803,811

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP. V

STATEMENT OF OPERATIONS

For the
Period
from May 29,
2025
(Inception)
Through
December 31,
2025
Operating and formation costs	$152,980
Advisory fee expense	8,280,000
Loss from operations	(8,432,980)
Other income:
Gain on warrant liabilities	102,067
Transaction costs	(127,380)
Cash and interest earned on investments held in Trust Account	768,884
Other income, net	743,571
Net loss	$(7,689,409)
Basic and diluted weighted average shares outstanding, Class A ordinary shares	3,474,375
Basic and diluted net loss per share, Class A ordinary shares	$(0.80)
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,112,500
Basic and diluted net loss per share, Class B ordinary shares	$(0.80)

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP. V

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM MAY 29, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — May 29, 2025 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor	—	—	6,900,000	690	24,310	—	25,000
Sale of Private Placement Units	195,000	20	—	—	1,949,980	—	1,950,000
Fair value of warrants included in Private Units	—	—	—	—	(25,935)	—	(25,935)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(1,948,355)	(11,586,320)	(13,534,675)
Net loss	—	—	—	—	—	(7,689,409)	(7,689,409)
Balance – December 31, 2025	195,000	$20	6,900,000	$690	$—	$(19,275,729)	$(19,275,019)

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP. V

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 29, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(7,689,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	8,264
Payment of operating costs through promissory note	10,420
Transaction costs charged to profit and loss	127,380
Cash and interest earned on cash and investments held in Trust Account	(768,884)
Change in fair value of Warrant Liabilities	(102,067)
Changes in operating assets and liabilities:
Other receivable	(39,927)
Prepaid expenses	(38,358)
Prepaid insurance	(68,750)
Long-term prepaid insurance	(75,000)
Deferred legal fee	16,935
Accounts payable and accrued expenses	7,083
Advisory fee payable	8,280,000
Net cash used in operating activities	(332,313)
Cash Flows from Investing Activities:
Investment of cash in Trust Account	(276,000,000)
Net cash used in investing activities	(276,000,000)
Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	275,750,000
Proceeds from sale of Private Placement Units	1,950,000
Underwriters’ reimbursement	25,000
Proceeds from promissory note - related party	150,000
Repayment of promissory note - related party	(262,360)
Payment of offering costs	(467,435)
Net cash provided by financing activities	277,145,205
Net Change in Cash	812,892
Cash – Beginning of period	—
Cash – End of period	$812,892
Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$85,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$16,736

The accompanying notes are an integral part of the financial statements.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Organization and Business Operation

SilverBox Corp V (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 29, 2025. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any Business Combination target.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the Initial Public Offering described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

The Company’s sponsor is SilverBox Sponsor V LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on December 2, 2025. On December 4, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit (the “Units”), which is discussed in Note 3 (the “Initial Public Offering”), which includes the full exercise of the underwriters’ over-allotment option of 3,600,000 Units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 195,000 units (the “Private Placement Units”) to the Sponsor, at a price of $10.00 per Private Placement Unit, or $1,950,000 in the aggregate.

Transaction costs amounted to $9,240,771, consisting of $225,000 of cash underwriting fee (net of $25,000 underwriters’ reimbursement), $8,280,000 of deferred underwriting fee, and $735,771 of other offering costs.

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

Upon the closing of the Initial Public Offering on December 4, 2025, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds from the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”) and will be (i) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or (ii) deposited in an interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (1) the Company’s completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummated the initial Business Combination within the Completion Window (as defined below) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Completion Window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the Company’s public shareholders.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The Company will provide its public shareholders with the opportunity to redeem, regardless of whether they abstain, vote for, or vote against, its initial Business Combination, all or a portion of their Public Shares upon the completion of the initial Business Combination either (1) in connection with a shareholder meeting called to approve the Business Combination or (2) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek shareholder approval under applicable law or stock exchange listing requirement. The shareholders will be entitled to redeem all or a portion of the Public Shares upon the completion of the initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest, divided by the number of the outstanding Public Shares, subject to the limitations described herein. The amount in the Trust Account is initially anticipated to be $10.00 per Public Share.

The ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company seeks shareholder approval and a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only 24 months from the closing of the Initial Public Offering to complete the initial Business Combination (the “Completion Window”). However, if the Company has not completed the initial Business Combination within the Completion Window or the Company does not otherwise seek shareholder approval to amend the amended and restated memorandum and articles of association to further extend the time to complete the initial Business Combination, the Company will (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but no more than ten business days thereafter, subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest, divided by the number of the outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor, directors and officers entered into a letter agreement with the Company, pursuant to which they agreed to (1) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummated its initial Business Combination within the Completion Window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and private placement shares they hold if the Company fails to complete its initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window); and (4) vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934 would not be voted in favor of approving the Business Combination transaction.

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act (as defined in Note 2). However, the Company has not asked the Sponsor

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Liquidity, Capital Resources and Going Concern

As of December 31, 2025, the Company had cash of $812,892 and working capital of $867,844.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $812,892 and did not have any cash equivalents as of December 31, 2025.

Investments Held in Trust Account

As of December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in cash and interest earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to its short-term nature.

Fair Value Measurement

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Class A ordinary shares not subject to possible redemption were charged to permanent equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to statement of operations as Public and Private Placement Warrants after management’s evaluation are accounted for under liability treatment.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carryforwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Ordinary Shares Subject to Possible Redemption

The Company’s ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(3,652,400)
Class A ordinary shares issuance cost	(9,113,391)
Plus:
Accretion of carrying value to redemption value	13,534,675
Class A ordinary shares subject to possible redemption, December 31, 2025	$276,768,884

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted loss per Ordinary Share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the period from May 29, 2025 (inception) through December 31, 2025, was less than the exercise price and therefore, the inclusion of such warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,265,000 Class A ordinary shares in the aggregate. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For the Period from
	May 29, 2025
	(Inception) Through
	December 31, 2025
Basic and diluted net loss per ordinary share	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(2,786,715)	$(4,902,694)
Denominator:
Basic and diluted weighted average shares outstanding	3,474,375	6,112,500
Basic and diluted net loss per ordinary share	$(0.80)	$(0.80)

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on May 29, 2025 (inception).

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

Pursuant to the Initial Public Offering on December 4, 2025, the Company sold 27,600,000 Units at a price of $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option in the amount of 3,600,000 Units. Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the initial Business Combination.

Public Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants will become exercisable 30 days after the completion of the initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

In addition, if (x) the Company issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors (including consideration of the market price) and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares (as defined in Note 4) held by the initial shareholders or such affiliates, as applicable,

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

The Company will not be obligated to deliver any shares of ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant.

In the event that a registration statement is not effective for the exercised warrants within specified time periods after the closing of the initial Business Combination, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the share of ordinary shares underlying such unit.

Redemption of Public Warrants

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the 30-day redemption period; and
●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”), provided that a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-trading day measurement period.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

If the Company calls the public warrants for redemption, management will have the option to require all holders that wish to exercise warrants to do so on a cashless basis. In the event of an exercise on a cashless basis, a holder would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (as defined in the next sentence) by (y) the fair market value. The “fair market value” for this purpose shall mean the average reported last sale price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable.

Note 4 — Related Party Transactions

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 195,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $1,950,000 in the aggregate. Each Unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

Founder Shares

On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares (the “Founder Shares”) to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per share data has been retrospectively presented. Up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriter’s overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

Promissory Note

On June 2, 2025, the Sponsor agreed to loan the Company up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025 or the closing of the Initial Public Offering. The Company had $217,441 in borrowings under the promissory note, which was repaid at the closing of the Initial Public Offering on December 4, 2025. Borrowings under the note are no longer available.

Administrative Support Agreement

The Company entered into an agreement, commencing on December 2, 2025, to pay the Sponsor a total of $10,000 per month for office space, secretarial, administrative and shared personnel support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. As of December 31, 2025, the Company incurred and paid $10,000 of administrative services fees.

Advisory Services

SilverBox Securities LLC, an affiliate of the Sponsor (“SilverBox Securities”), is acting as a financial advisor in connection with the Initial Public Offering. For financial advisory services provided by SilverBox Securities, the Company paid SilverBox Securities a fee in an amount equal to $25,000, which was reimbursed by the underwriters to the Company. In addition, SilverBox Securities is entitled to $1,656,000 which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, which will be paid to SilverBox Securities upon the closing of the initial Business Combination. Due to the fee being contingent upon the closing of the initial Business Combination, the Company has not recorded an expense or

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

liability for these services. The Company will record the expense related the advisory services when the initial Business Combination is considered probable.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per units. The units and the underlying securities would be identical to the Private Placement Units. As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units, which were issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A ordinary shares underlying such Private Placement Warrants and (iii) units that may be issued upon conversion of Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them pursuant to a registration rights agreement signed on December 2, 2025. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Company’s completion of its initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,600,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 4, 2025, simultaneously with the closing of the Initial Public Offering, the underwriters elected to fully exercise the over-allotment option to purchase the additional 3,600,000 Units at a price of $10.00 per Unit.

The underwriters were entitled to a cash underwriting discount of $250,000 of the gross proceeds of the Units offered in the Initial Public Offering, which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,280,000 in the aggregate, which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement.

Deferred Legal Fee

As of December 31, 2025, the Company had a total of $81,595 of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fee is classified as a non-current liability in the accompanying balance sheet as of December 31, 2025.

Advisory Services

In addition to the underwriting discounts and commissions, the Company engaged Santander to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying balance sheet.

Note 6 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At December 31, 2025, there were 195,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 5, 2025, the Company issued 5,750,000 Class B ordinary shares to the Sponsor.

Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of law or applicable stock exchange rules, the affirmative vote of a majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by its shareholders.

Prior to the consummation of the initial Business Combination, only holders of Class B ordinary shares will have the right to vote on the appointment or removal of directors. Holders of the Class A ordinary shares will not be entitled to vote on the appointment or removal of directors during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a majority of at least 90% of its ordinary shares voting at a shareholder meeting.

The Class B ordinary shares will automatically convert into Class A ordinary shares upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations,

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

Note 7 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

At December 31, 2025, assets held in the Trust Account were comprised of $702 in cash and $276,768,182 in a U.S. Treasury bill.

During the period from May 29, 2025 (inception) through December 31, 2025, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2025 and at Issuance (upon consummation of the IPO) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

			At Issuance
		December 31,	December 4,
Description	Level	2025	2025
Assets:
Investments held in Trust Account	1	$276,768,182	$276,000,000
Liabilities:
Derivative liability – Public Warrants	3	3,551,129	3,652,400
Derivative liability – Private Warrants	3	25,139	25,935

The fair value of the Public Warrants and Private Placement Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liabilities - warrants in the accompanying balance sheet. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the statement of operations.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants and Private Placement Warrants:

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

	December 4, 2025
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$9.90	$9.90
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	7.00	7.00
Risk-free rate (continuous)	3.80%	3.80%
Redemption price	$18.00	$18.00
Implied market adjustment	32.80%	32.80%

	December 31, 2025
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$9.93	$9.93
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	6.93	6.93
Risk-free rate (continuous)	3.86%	3.86%
Redemption price	$18.00	$18.00
Implied market adjustment	31.00%	31.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Warrant liabilities at December 4, 2025 (IPO)	$—	$—	$—
Issuance of Public and Private Warrants	3,652,400	25,935	3,678,335
Change in fair value of warrant liabilities	(101,271)	(796)	(102,067)
Fair value as of December 31, 2025	3,551,129	25,139	3,576,268

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31,
2025
Cash	$812,892
Cash and investments held in Trust Account	$276,768,884

SILVERBOX CORP. V

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

For the
Period from
May 29,
2025
(Inception)
through
December 31,
2025
Operating and formation costs	$152,980
Cash and interest earned on investments held in Trust Account	$768,884

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the statement of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 23, 2026, the Company announced that the holders of the Company’s units sold in the Company’s Initial Public Offering may elect to separately trade the Class A ordinary shares, par value $0.0001 per share, and redeemable warrants included in the Units commencing on January 23, 2026. Any Units not separated will continue to trade on the New York Stock Exchange (“NYSE”) under the symbol SBXE.U. Any underlying Class A ordinary shares and warrants that are separated will trade on the NYSE under the symbols SBXE and SBXE.WS, respectively.