Form 10-Q
period 2026-03-31
SilverBox Corp V
filed 2026-05-12
CIK 2081909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:001-42980

SILVERBOX CORP V

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8701 Bee Cave Road East Building, Suite 310 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(512) 575-3637
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary shares, $0.0001 par value, and one-third of one redeemable warrant	SBXE.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SBXE	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50 per share	SBXE.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b - 2 of the Exchange Act). Yes ☒ No ☐

As of May 12, 2026, there were 27,600,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP V

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP V

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$665,875	$812,892
Other receivable	—	39,927
Prepaid expenses	21,971	38,358
Prepaid insurance	75,000	68,750
Total current assets	762,846	959,927
Long-term prepaid insurance	50,000	75,000
Cash and investments held in Trust Account	279,158,598	276,768,884
Total Assets	$279,971,444	$277,803,811
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$44,233	$7,083
Accrued offering costs	85,000	85,000
Total current liabilities	129,233	92,083
Deferred legal fee	1,282,591	81,595
Advisory fee payable	8,280,000	8,280,000
Deferred underwriting fee payable	8,280,000	8,280,000
Derivative liabilities – warrants	3,928,418	3,576,268
Total Liabilities	21,900,242	20,309,946
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at a redemption value of $10.11 and $10.03 per share as of March 31, 2026 and December 31, 2025, respectively	279,158,598	276,768,884
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 195,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption as of March 31, 2026 and December 31, 2025	20	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(21,088,106)	(19,275,729)
Total Shareholders’ Deficit	(21,087,396)	(19,275,019)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$279,971,444	$277,803,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Operating costs	$1,460,227
Loss from operations	(1,460,227)

Other income (expense):
Change in fair value of warrant liabilities	(352,150)
Interest earned on investments held in Trust Account	2,389,714
Other income, net	2,037,564

Net income	$577,337

Basic and diluted weighted average shares outstanding, Class A ordinary shares	27,795,000
Basic and diluted net income per share, Class A ordinary shares	$0.02
Basic and diluted weighted average shares outstanding, Class B ordinary shares	6,900,000
Basic and diluted net income per share, Class B ordinary shares	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	195,000	$20	6,900,000	$690	$—	$(19,275,729)	$(19,275,019)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,389,714)	(2,389,714)
Net income	—	—	—	—	—	577,337	577,337
Balance – March 31, 2026 (unaudited)	195,000	$20	6,900,000	$690	$—	$(21,088,106)	$(21,087,396)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$577,337
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,389,714)
Change in fair value of warrant liabilities	352,150
Changes in operating assets and liabilities:
Other receivable	39,927
Prepaid expenses	16,387
Prepaid insurance	(6,250)
Long-term prepaid insurance	25,000
Deferred legal fee	1,200,996
Accrued expenses	37,150
Net cash used in operating activities	(147,017)

Net Change in Cash	(147,017)
Cash – Beginning of period	812,892
Cash – End of period	$665,875

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

NOTES TO CONDENSED FINANCIAL SATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through March 31, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

Upon the closing of the Initial Public Offering on December 4, 2025, an amount of $276,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds from the sale of the Private Placement Units, was placed in a trust account (the “Trust Account”) and will be (i) invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations or (ii) deposited in an interest bearing demand deposit account at a U.S. chartered commercial bank with consolidated assets of $100 billion or more. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company as described below, the funds held in the Trust Account will not be released from the Trust Account until the earliest to occur of (1) the Company’s completion of an initial Business Combination; (2) the redemption of any Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate the initial Business Combination within the Completion Window (as defined below) from the closing of the Initial Public Offering or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; and (3) the redemption of all of the Company’s Public Shares if the Company has not completed an initial Business Combination within the Completion Window, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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

The Sponsor, directors and officers entered into a letter agreement with the Company, pursuant to which they have agreed to (1) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate its initial Business Combination within the Completion Window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and private placement shares they hold if the Company fails to complete its initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window); and (4) vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934 would not be voted in favor of approving the Business Combination transaction.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per Public Share or (2) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act (as defined in Note 2). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2026, the Company had cash of $665,875 and a working capital surplus of $633,613.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from issuance of these unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 23, 2026. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $665,875 and $812,892 and did not have any cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of March 31, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in cash and interest earned on investments held in Trust Account in the accompanying condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to its short-term nature.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Class A ordinary shares not subject to possible redemption were charged to permanent equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to the condensed statement of operations as Public and Private Placement Warrants after management’s evaluation are accounted for under liability treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(3,652,400)
Class A ordinary shares issuance cost	(9,113,391)
Plus:
Accretion of carrying value to redemption value	13,534,675
Class A ordinary shares subject to possible redemption, December 31, 2025	276,768,884
Plus:
Accretion of carrying value to redemption value	2,389,714
Class A ordinary shares subject to possible redemption, March 31, 2026	$279,158,598

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of March 31, 2026 and December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net loss of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the period March 31, 2026 and 2025, was less than the exercise price and therefore, the inclusion of such warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,265,000 Class A ordinary shares in the aggregate. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	For the Three Months Ended
	March 31, 2026
Basic and diluted net income per ordinary share	Class A	Class B
Numerator:
Allocation of net income, as adjusted	$462,519	$114,818
Denominator:
Basic and diluted weighted average shares outstanding	27,795,000	6,900,000
Basic and diluted net income per ordinary share	$0.02	$0.02

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

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

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary shares (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors (including consideration of the market price) and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares (as defined in Note 4) held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 2, 2025, to pay the Sponsor a total of $10,000 per month for office space, secretarial, administrative and shared personnel support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. As of March 31, 2026 and December 31, 2025, the Company incurred and paid $30,000 and $10,000 of administrative services fees, respectively.

Advisory Services

SilverBox Securities LLC, an affiliate of the Sponsor (“SilverBox Securities”), acted as a financial advisor in connection with the Initial Public Offering. For financial advisory services provided by SilverBox Securities, the Company paid SilverBox Securities a fee in an amount equal to $25,000, which was reimbursed by the underwriters to the Company. In addition, SilverBox Securities is entitled to $1,656,000 which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, which will be paid to SilverBox Securities upon the closing of the initial Business Combination. Due to the fee being contingent upon the closing of the initial Business Combination, the Company has not recorded an expense or liability for these services. The Company will record the expense related the advisory services when the initial Business Combination is considered probable.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, the Israel-Hamas conflict and the Iran war. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict, the Iran war and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict, the Iran war and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

Deferred Legal Fee

As of March 31, 2026 and December 31, 2025, the Company had a total of $1,282,591 and $81,595, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fee is classified as a non-current liability in the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025.

Advisory Services

In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC (“Santander”) to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of March 31, 2026 and December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

Note 6 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At March 31, 2026 and December 31, 2025, there were 195,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares upon the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share subdivisions, share dividends, reorganizations, recapitalizations and the like, and subject to further adjustment. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of shares of Class A ordinary shares outstanding after such conversion, including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Units issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

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

At March 31, 2026, assets held in the Trust Account were comprised of $648 in cash and $279,157,950 in a U.S. Treasury bill.

At December 31, 2025, assets held in the Trust Account were comprised of $702 in cash and $276,768,182 in a U.S. Treasury bill.

During the three months ended March 31, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2026 and December 31, 2025 and at issuance (upon consummation of the initial public offering) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2026	2025
Assets:
Investments held in Trust Account	1	$279,157,950	$276,768,182
Liabilities:
Derivative liability – Public Warrants	3	$3,900,800	$3,551,129
Derivative liability – Private Warrants	3	27,618	25,139

The fair value of the Public Warrants and Private Placement Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liabilities - warrants in the accompanying condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statement of operations.

The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants and Private Placement Warrants:

	March 31, 2026
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$9.92	$9.92
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	6.68	6.68
Risk-free rate (continuous)	4.00%	4.00%
Redemption price	$18.00	$18.00
Implied market adjustment	34.50%	34.50%

	December 31, 2025
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$9.93	$9.93
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	6.93	6.93
Risk-free rate (continuous)	3.86%	3.86%
Redemption price	$18.00	$18.00
Implied market adjustment	31.00%	31.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Public Warrants	Private Placement Warrants	Warrant Liabilities
Fair value as of December 31, 2025	$3,551,129	$25,139	$3,576,268
Change in fair value of warrant liabilities	349,671	2,479	352,150
Fair value as of March 31, 2026	$3,900,800	$27,618	$3,928,418
Warrant liabilities at December 4, 2025 (initial Public Offering)	$—	$—	$—
Issuance of Public and Private Warrants	3,652,400	25,935	3,678,335
Change in fair value of warrant liabilities	(101,271)	(796)	(102,067)
Fair value as of December 31, 2025	3,551,129	25,139	3,576,268

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31,	December 31,
	2026	2025
Cash	$665,875	$812,892
Cash and investments held in Trust Account	$279,158,598	$276,768,884

For the
Three Months Ended
March 31,
2026
Operating costs	$1,460,227
Interest earned on investments held in Trust Account	$2,389,714

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating and formation costs, as reported on the condensed statement of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statement of operations and described within their respective disclosures.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SilverBox Corp V References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SilverBox Sponsor V LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $577,337, which consists of interest income on investments held in the Trust Account of $2,389,714, offset by operating costs of $1,460,227 and change in fair value of warrant liabilities of $352,150.

Liquidity, Capital Resources and Going Concern

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

On December 4, 2025, the Company consummated the Initial Public Offering of 27,600,000 units at $10.00 per unit, which includes the full exercise of the underwriters’ over-allotment option of 3,600,000 units, generating gross proceeds of $276,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 195,000 private placement units to the Sponsor, at a price of $10.00 per private placement unit, or $1,950,000 in the aggregate.

Following the Initial Public Offering and the private placement, a total of $276,000,000 ($10.00 per unit) was placed in the Trust Account. We incurred transaction costs of $9,240,771, consisting of $225,000 of cash underwriting fee (net of $25,000 underwriters’ reimbursement), $8,280,000 of deferred underwriting fee, and $735,771 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $147,017. Net income of $577,337 was affected by interest earned on investments held in the Trust Account of $2,389,714 and change in fair value of warrant liabilities of $352,150. Changes in operating assets and liabilities provided $1,313,210 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $279,158,598 (including approximately $3,158,598 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $665,875. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the private placement units. As of December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205 40, “Presentation of Financial Statements – Going Concern,” we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Our liquidity condition raises substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that we will be able to consummate any business combination by the end of the Combination Period.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriters were entitled to a cash underwriting discount of $250,000 of the gross proceeds of the units offered in the Initial Public Offering, which was paid at the closing of the Initial Public Offering. Additionally, the underwriters are entitled to a deferred underwriting discount of 3% of the gross proceeds of the Initial Public Offering held in the Trust Account, or $8,280,000 in the aggregate, which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, upon the completion of our initial Business Combination subject to the terms of the underwriting agreement.

In addition to the underwriting discounts and commissions, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. We have agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of March 31, 2026 and December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

SilverBox Securities LLC, an affiliate of the Sponsor (“SilverBox Securities”), acted as a financial advisor in connection with the Initial Public Offering. For financial advisory services provided by SilverBox Securities, we paid SilverBox Securities a fee in an amount equal to $25,000, which was reimbursed by the underwriters to us. In addition, SilverBox Securities is entitled to $1,656,000 which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, which will be paid to SilverBox Securities upon the closing of the initial Business Combination.

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We use a third-party valuation expert to determine the fair value of the Public and Private Placement Warrants from inception and on a quarterly and annual basis. As of March 31, 2026 and December 31, 2025, other than the Public and Private Placement Warrants, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Instruments

We account for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of March 31, 2026 and December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 4. Controls and Procedures

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*+	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*+	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

+

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERBOX CORP V

Date: May 12, 2026	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Director and Chief Financial Officer
(Principal Financial and Accounting Officer)