Form 10-Q
period 2026-06-30
SilverBox Corp V
filed 2026-08-12
CIK 2081909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 12, 2026, there were 27,795,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP V

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from May 29, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from May 29, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from May 29, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II. Other Information	24
Item 1. Legal Proceedings	24
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Mine Safety Disclosures	24
Item 5. Other Information	24
Item 6. Exhibits	24
Part III. Signatures	25

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP V

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$383,385	$812,892
Other receivable	—	39,927
Prepaid expenses	83,755	38,358
Prepaid insurance	75,000	68,750
Total current assets	542,140	959,927
Long-term prepaid insurance	31,250	75,000
Cash and investments held in Trust Account	281,657,661	276,768,884
Total Assets	$282,231,051	$277,803,811
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$10,188	$7,083
Accrued offering costs	85,000	85,000
Total current liabilities	95,188	92,083
Deferred legal fees	1,307,978	81,595
Advisory fee payable	8,280,000	8,280,000
Deferred underwriting fee payable	8,280,000	8,280,000
Derivative liabilities – warrants	4,447,200	3,576,268
Total Liabilities	22,410,366	20,309,946
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at a redemption value of $10.21 and $10.03 per share as of June 30, 2026 and December 31, 2025, respectively	281,657,661	276,768,884
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 195,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption as of June 30, 2026 and December 31, 2025	20	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(21,837,686)	(19,275,729)
Total Shareholders’ Deficit	(21,836,976)	(19,275,019)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$282,231,051	$277,803,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the
			Period
			from May 29,
	For the	For the	2025
	Three Months	Six Months	(Inception)
	Ended	Ended	through
	June 30,	June 30,	June 30,
	2026	2026	2025
Operating costs	$230,798	$1,691,025	$18,684
Loss from operations	(230,798)	(1,691,025)	(18,684)

OTHER INCOME (LOSS)
Change in fair value of warrant liabilities	(518,782)	(870,932)	—
Interest earned on investments held in Trust Account	2,499,063	4,888,777	—
Total other income (loss), net	1,980,281	4,017,845	—

NET INCOME (LOSS)	$1,749,483	$2,326,820	$(18,684)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	27,795,000	27,795,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.05	$0.07	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	6,900,000	6,900,000	6,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.05	$0.07	$(0.00)
(1)	On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. For the period from May 29, 2025 (Inception) through June 30, 2025, up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	195,000	$20	6,900,000	$690	$—	$(19,275,729)	$(19,275,019)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,389,714)	(2,389,714)
Net income	—	—	—	—	—	577,337	577,337
Balance – March 31, 2026 (unaudited)	195,000	$20	6,900,000	$690	$—	$(21,088,106)	$(21,087,396)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,499,063)	(2,499,063)
Net income	—	—	—	—	—	1,749,483	1,749,483
Balance – June 30, 2026 (unaudited)	195,000	$20	6,900,000	$690	$—	$(21,837,686)	$(21,836,976)

FOR THE PERIOD FROM MAY 29, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity
Balance – May 29, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(18,684)	(18,684)

Balance – June 30, 2025 (Unaudited)	—	$—	6,900,000	$690	$24,310	$(18,684)	$6,316
(1)	On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from May 29,
	For the	2025
	Six Months	(Inception)
	Ended	through
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$2,326,820	$(18,684)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	—	10,420
Interest earned on investments held in Trust Account	(4,888,777)	—
Change in fair value of warrant liabilities	870,932	—
Changes in operating assets and liabilities:
Other receivable	39,927	—
Prepaid expenses	(45,397)	—
Prepaid insurance	(6,250)	—
Long-term prepaid insurance	43,750	—
Deferred legal fee	1,226,383	—
Accrued expenses	3,105	8,264
Net cash used in operating activities	(429,507)	—

Net Change in Cash	(429,507)	—
Cash – Beginning of period	812,892	—
Cash – End of period	$383,385	$—

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$14,351
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs paid through promissory note – related party	$—	$5,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had cash of $383,385 and a working capital surplus of $446,952.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 23, 2026. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $383,385 and $812,892 and did not have any cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in money market funds, which are invested primarily in Treasury securities. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares subject to possible redemption were charged to temporary equity and offering costs allocated to the Class A ordinary shares not subject to possible redemption were charged to permanent equity. Offering costs allocated to the Public Warrants and Private Placement Warrants were charged to the condensed statements of operations as Public and Private Placement Warrants after management’s evaluation are accounted for under liability treatment.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(3,652,400)
Class A ordinary shares issuance cost	(9,113,391)
Plus:
Accretion of carrying value to redemption value	13,534,675
Class A ordinary shares subject to possible redemption, December 31, 2025	$276,768,884
Plus:
Accretion of carrying value to redemption value	2,389,714
Class A ordinary shares subject to possible redemption, March 31, 2026	$279,158,598
Plus:
Accretion of carrying value to redemption value	2,499,063
Class A ordinary shares subject to possible redemption, June 30, 2026	$281,657,661

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of June 30, 2026 and December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Net Income (Loss)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the net income (loss) of the Company. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and six months ended June 30, 2026 and the period from May 29, 2025 (inception) through June 30, 2025, was less than the exercise price and therefore, the inclusion of such warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,265,000 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the		For the
	Three Months Ended		Six Months Ended
	June 30, 2026		June 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$1,401,553	$347,930	$1,864,072	$462,748
Denominator:
Basic and diluted weighted average shares outstanding	27,795,000	6,900,000	27,795,000	6,900,000
Basic and diluted net income per ordinary share	$0.05	$0.05	$0.07	$0.07

	For the Period from May 29, 2025
	(Inception) through
	June 30, 2025
	Class A	Class B (1)
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$—	$(18,684)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	6,000,000
Basic and diluted net loss per ordinary share	$0.00	$(0.00)
(1)	On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

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

Founder Shares

On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares (the “Founder Shares”) to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 2, 2025, to pay the Sponsor a total of $10,000 per month for office space, secretarial, administrative and shared personnel support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. As of June 30, 2026 and December 31, 2025, the Company incurred and paid $60,000 and $10,000 of administrative services fees, respectively.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Deferred Legal Fees

As of June 30, 2026 and December 31, 2025, the Company had a total of $1,307,978 and $81,595, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025.

Advisory Services

In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC (“Santander”) to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of June 30, 2026 and December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

Note 6 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At June 30, 2026 and December 31, 2025, there were 195,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.

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

At June 30, 2026, assets held in the Trust Account were comprised of $775 in cash and $281,656,886 in a U.S. Treasury bill.

At December 31, 2025, assets held in the Trust Account were comprised of $702 in cash and $276,768,182 in a U.S. Treasury bill.

During the six months ended June 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2026 and December 31, 2025 and at issuance (upon consummation of the initial public offering) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	December 31,
Description	Level	2026	2025
Assets:
Investments held in Trust Account	1	$281,656,886	$276,768,182
Liabilities:
Derivative liability – Public Warrants	3	$4,416,000	$3,551,129
Derivative liability – Private Warrants	3	31,200	25,139

The fair value of the Public Warrants and Private Placement Warrants was determined using the Monte Carlo Simulation Model. The Public Warrants and Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within derivative liabilities - warrants in the accompanying condensed balance sheets. The warrant liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within the condensed statements of operations.

The following tables present the quantitative information regarding market assumptions used in the valuation of the Public Warrants and Private Placement Warrants:

	June 30, 2026
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$10.06	$10.06
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	6.43	6.43
Risk-free rate (continuous)	4.18%	4.18%
Redemption price	$18.00	$18.00
Implied market adjustment	35.4%	35.4%

	December 31, 2025
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$9.93	$9.93
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	6.93	6.93
Risk-free rate (continuous)	3.86%	3.86%
Redemption price	$18.00	$18.00
Implied market adjustment	31.00%	31.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities as of June 30, 2026 and December 31, 2025:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liabilities
Fair value as of December 31, 2025	$3,551,129	$25,139	$3,576,268
Change in fair value of warrant liabilities	349,671	2,479	352,150
Fair value as of March 31, 2026	$3,900,800	$27,618	$3,928,418
Change in fair value of warrant liabilities	515,200	3,582	518,782
Fair value as of June 30, 2026	$4,416,000	$31,200	$4,447,200

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liabilities
Warrant liabilities at December 4, 2025 (initial Public Offering)	$—	$—	$—
Issuance of Public and Private Warrants	3,652,400	25,935	3,678,335
Change in fair value of warrant liabilities	(101,271)	(796)	(102,067)
Fair value as of December 31, 2025	$3,551,129	$25,139	$3,576,268

Note 8 — Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s Chief Operating Decision Maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources by using the measure of segment profit and loss that is presented as net income or loss in the condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30,	December 31,
	2026	2025
Cash	$383,385	$812,892
Cash and investments held in Trust Account	$281,657,661	$276,768,884

			For the
			Period from
			May 29,
			2025
	For the	For the	(Inception)
	Three Months Ended	Six Months Ended	through
	June 30,	June 30,	June 30,
	2026	2026	2025
Operating costs	$230,798	$1,691,025	$18,684
Interest earned on investments held in Trust Account	$2,499,063	$4,888,777	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Business Combination period. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $1,749,483, which consists of interest income on investments held in the Trust Account of $2,499,063, offset by operating costs of $230,798 and change in fair value of warrant liabilities of $518,782.

For the six months ended June 30, 2026, we had a net income of $2,326,820, which consists of interest income on investments held in the Trust Account of $4,888,777, offset by operating costs of $1,691,025 and change in fair value of warrant liabilities of $870,932.

For the period from May 29, 2025 (inception) through June 30, 2025, we had a net loss of $18,684, which consist of operating costs of $18,684.

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

For the six months ended June 30, 2026, cash used in operating activities was $429,507. Net income of $2,326,820 was affected by interest earned on investments held in the Trust Account of $4,888,777 and change in fair value of warrant liabilities of $870,932. Changes in operating assets and liabilities provided $1,261,518 of cash for operating activities.

For the period from May 29, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $18,684 was affected by payment of operation costs through promissory note of $10,420. Changes in operating assets and liabilities provided $8,264 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $281,657,661 (including $4,888,777 of interest income and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $383,385. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the private placement units. As of June 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

In addition to the underwriting discounts and commissions, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. We have agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of June 30, 2026 and December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We use a third-party valuation expert to determine the fair value of the Public and Private Placement Warrants from inception and on a quarterly and annual basis. As of June 30, 2026 and December 31, 2025, other than the Public and Private Placement Warrants, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Instruments

We account for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of June 30, 2026 and December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

SILVERBOX CORP V

Date: August 12, 2026	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Director and Chief Financial Officer
(Principal Financial and Accounting Officer)