Form 10-Q
period 2026-09-30
SilverBox Corp V
filed 2026-11-10
CIK 2081909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number:001-42980

SILVERBOX CORP V

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8701 Bee Cave Road East Building, Suite 310 Austin, TX	78746
(Address of principal executive offices)	(Zip Code)

(512) 575-3637
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant	SBXE.U	New York Stock Exchange
Class A ordinary shares, par value $0.0001 per share	SBXE	New York Stock Exchange
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A ordinary shares at an exercise price of $11.50 per share	SBXE.WS	New York Stock Exchange

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

As of November 10, 2026, there were 27,795,000 Class A ordinary shares, $0.0001 par value and 6,900,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

SILVERBOX CORP V

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from May 29, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from May 29, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from May 29, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	25
Item 4. Mine Safety Disclosures	25
Item 5. Other Information	25
Item 6. Exhibits	25
Signatures	26

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

SILVERBOX CORP V

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets:
Current assets
Cash	$249,540	$812,892
Other receivable	—	39,927
Prepaid expenses	22,583	38,358
Prepaid insurance	75,000	68,750
Total current assets	347,123	959,927
Long-term prepaid insurance	12,500	75,000
Cash and investments held in Trust Account	284,174,540	276,768,884
Total Assets	$284,534,163	$277,803,811
Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities
Accounts payable and accrued expenses	$11,907	$7,083
Accrued offering costs	85,000	85,000
Total current liabilities	96,907	92,083
Deferred legal fees	1,476,102	81,595
Advisory fee payable	8,280,000	8,280,000
Deferred underwriting fee payable	8,280,000	8,280,000
Derivative liabilities – warrants	2,779,565	3,576,268
Total Liabilities	20,912,574	20,309,946
Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, 27,600,000 shares at a redemption value of $10.30 and $10.03 per share as of September 30, 2026 and December 31, 2025, respectively	284,174,540	276,768,884
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding at September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 195,000 shares issued and outstanding, excluding 27,600,000 shares subject to possible redemption as of September 30, 2026 and December 31, 2025	20	20
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 6,900,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	690	690
Additional paid-in capital	—	—
Accumulated deficit	(20,553,661)	(19,275,729)
Total Shareholders’ Deficit	(20,552,951)	(19,275,019)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$284,534,163	$277,803,811

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

				For the
				Period
				from May 29,
	For the	For the	For the	2025
	Three Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	through
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Operating costs	$383,610	$27,890	$2,074,635	$46,574
Loss from operations	(383,610)	(27,890)	(2,074,635)	(46,574)

Other income (loss)
Change in fair value of warrant liabilities	1,667,635	—	796,703	—
Interest earned on investments held in Trust Account	2,516,879	—	7,405,656	—
Total other income (loss), net	4,184,514	—	8,202,359	—

Net income (loss)	$3,800,904	$(27,890)	$6,127,724	$(46,574)

Basic and diluted weighted average shares outstanding, Class A ordinary shares	27,795,000	—	27,795,000	—
Basic and diluted net income (loss) per share, Class A ordinary shares	$0.11	$0.00	$0.18	$0.00
Basic and diluted weighted average shares outstanding, Class B ordinary shares(1)	6,900,000	6,000,000	6,900,000	6,000,000
Basic and diluted net income (loss) per share, Class B ordinary shares	$0.11	$(0.00)	$0.18	$(0.01)
(1)	On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. For the three months ended September 30, 2025 and for the period from May 29, 2025 (Inception) through September 30, 2025, up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – December 31, 2025	195,000	$20	6,900,000	$690	$—	$(19,275,729)	$(19,275,019)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,389,714)	(2,389,714)
Net income	—	—	—	—	—	577,337	577,337
Balance – March 31, 2026 (unaudited)	195,000	20	6,900,000	690	—	(21,088,106)	(21,087,396)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,499,063)	(2,499,063)
Net income	—	—	—	—	—	1,749,483	1,749,483
Balance – June 30, 2026 (unaudited)	195,000	20	6,900,000	690	—	(21,837,686)	(21,836,976)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,516,879)	(2,516,879)
Net income	—	—	—	—	—	3,800,904	3,800,904
Balance – September 30, 2026 (unaudited)	195,000	$20	6,900,000	$690	$—	$(20,553,661)	$(20,552,951)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD FROM MAY 29, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Equity (Deficit)
Balance – May 29, 2025 (Inception)	—	$—	—	$—	$—	$—	$—

Issuance of ordinary shares	—	—	6,900,000	690	24,310	—	25,000

Net loss	—	—	—	—	—	(18,684)	(18,684)

Balance – June 30, 2025 (unaudited)	—	—	6,900,000	690	24,310	(18,684)	6,316

Net loss	—	—	—	—	—	(27,890)	(27,890)

Balance – September 30, 2025 (unaudited)	—	$—	6,900,000	$690	$24,310	$(46,574)	$(21,574)
(1)	On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		For the Period
		from May 29,
	For the	2025
	Nine Months	(Inception)
	Ended	through
	September 30,	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$6,127,724	$(46,574)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operating costs through promissory note	—	10,420
Formation costs paid by Sponsor in exchange for issuance of Class B ordinary shares	—	8,264
Interest earned on investments held in Trust Account	(7,405,656)	—
Change in fair value of warrant liabilities	(796,703)	—
Changes in operating assets and liabilities:
Other receivable	39,927	—
Prepaid expenses	15,775	—
Prepaid insurance	(6,250)	—
Long-term prepaid insurance	62,500	—
Deferred legal fee	1,394,507	—
Accounts payable and accrued expenses	4,824	600
Net cash used in operating activities	(563,352)	(27,290)

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	—	150,000
Repayment of promissory note - related party	—	(44,919)
Payment of offering costs	—	(53,059)
Net cash provided by financing activities	—	52,022

Net Change in Cash	(563,352)	24,732
Cash – Beginning of period	812,892	—
Cash – End of period	$249,540	$24,732

Supplemental disclosure of cash flow information:
Offering costs included in accrued offering costs	$—	$190,828
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$—	$12,605
Deferred offering costs paid through promissory note – related party	$—	$101,940
Deferred offering costs applied to prepaid expenses contributed by Sponsor	$—	$4,131
Reclassification of deferred offering costs to other receivable	$—	$48,715

The accompanying notes are an integral part of these unaudited condensed financial statements.

SILVERBOX CORP V

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

(UNAUDITED)

Note 1 — Organization and Business Operations

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from May 29, 2025 (inception) through September 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in the Trust Account from the proceeds derived from the Initial Public Offering (as defined below).

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

The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the value of the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to complete a Business Combination successfully.

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

The Sponsor, directors and officers entered into a letter agreement with the Company, pursuant to which they have agreed to (1) waive their redemption rights with respect to any Founder Shares (as defined in Note 4) and any Public Shares held by them in connection with the completion of the initial Business Combination; (2) waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to provide for the redemption of the Company’s Public Shares in connection with the initial Business Combination or to redeem 100% of the Public Shares if the Company does not consummate its initial Business Combination within the Completion Window or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity; (3) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and private placement shares they hold if the Company fails to complete its initial Business Combination within the Completion Window (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Completion Window); and (4) vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934 would not be voted in favor of approving the Business Combination transaction).

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

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had cash of $249,540 and a working capital surplus of $250,216.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern,” the Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern for one year from issuance of these unaudited condensed financial statements. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Completion Window.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 23, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Cash and Cash Equivalents

The Company considers all short-term investments held outside the Trust Account with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $249,540 and $812,892 and did not have any cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

As of September 30, 2026 and December 31, 2025, substantially all the assets held in the Trust Account were held in U.S. Treasury bills with a maturity of 185 days or less. All of the Company’s investments held in the Trust Account are presented on the accompanying condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Public Shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Public Shares classified as temporary equity was the allocated proceeds determined in accordance with ASC 470-20. The Public Shares are subject to ASC 480-10-S99 and are currently not redeemable as the redemption is contingent upon the occurrence of events mentioned above. According to ASC 480-10-S99-15, no subsequent adjustment is needed if it is not probable that the instrument will become redeemable. As of September 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$276,000,000
Less:
Proceeds allocated to Public Warrants	(3,652,400)
Class A ordinary shares issuance cost	(9,113,391)
Plus:
Accretion of carrying value to redemption value	13,534,675
Class A ordinary shares subject to possible redemption, December 31, 2025	276,768,884
Plus:
Accretion of carrying value to redemption value	2,389,714
Class A ordinary shares subject to possible redemption, March 31, 2026	279,158,598
Plus:
Accretion of carrying value to redemption value	2,499,063
Class A ordinary shares subject to possible redemption, June 30, 2026	281,657,661
Plus:
Accretion of carrying value to redemption value	2,516,879
Class A ordinary shares subject to possible redemption, September 30, 2026	$284,174,540

Warrant Instruments

The Company accounts for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of September 30, 2026 and December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Net Income (Loss) per Ordinary Share

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

The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement, since the average price of the ordinary shares for the three and nine months ended September 30, 2026, the three months ended September 30, 2025 and the period from May 29, 2025 (inception) through September 30, 2025, was less than the exercise price and therefore, the inclusion of such warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The warrants are exercisable to purchase 9,265,000 Class A ordinary shares in the aggregate. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per-share amounts):

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30, 2026		September 30, 2026
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$3,044,996	$755,908	$4,909,067	$1,218,657
Denominator:
Basic and diluted weighted average shares outstanding	27,795,000	6,900,000	27,795,000	6,900,000
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.18	$0.18

	For the		For the Period from May 29, 2025
	Three Months Ended		(Inception) through
	September 30, 2025		September 30, 2025
	Class A	Class B (1)	Class A	Class B (1)
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$—	$(27,890)	$—	$(46,574)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	6,000,000	—	6,000,000
Basic and diluted net loss per ordinary share	$0.00	$(0.00)	$0.00	$(0.01)
(1)	On June 5, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 5,750,000 founder shares to the Sponsor. In December 2025, the Company, through a share capitalization, issued the Sponsor an additional 1,150,000 Class B ordinary shares, as a result of which the Sponsor has purchased and holds an aggregate of 6,900,000 Class B ordinary shares. All share and per-share data have been retrospectively presented. Up to 900,000 of the Founder Shares were subject to forfeiture by the Sponsor for no consideration depending on the extent to which the underwriters’ overallotment was exercised. On December 4, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 900,000 Founder Shares are no longer subject to forfeiture.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and for all other entities for annual periods beginning after December 15, 2025, with early adoption permitted. Management did not expect the adoption of ASU 2023-09 to have a material impact on the Company’s financial statements, as the Company is not presently subject to income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of certain categories of expenses included in relevant expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

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

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the ordinary shares underlying the warrants is then effective and a prospectus is current. No warrant will be exercisable and the Company will not be obligated to issue ordinary shares upon exercise of a warrant unless ordinary shares issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In no event will the Company be required to net cash settle any warrant.

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

Note 4 — Related Party Transactions

Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 195,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $1,950,000 in the aggregate. Each Private Placement Unit consists of one Class A ordinary share and one-third of one warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. Only whole warrants are exercisable. A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Completion Window, the proceeds from the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

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

Administrative Support Agreement

The Company entered into an agreement, commencing on December 2, 2025, to pay the Sponsor a total of $10,000 per month for office space, secretarial, administrative and shared personnel support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation. For the three and nine months ended September 30, 2026, the Company incurred and accrued $30,000 and $90,000 of administrative services fees, respectively.

Advisory Services

SilverBox Securities LLC, an affiliate of the Sponsor (“SilverBox Securities”), acted as a financial advisor in connection with the Initial Public Offering. For financial advisory services provided by SilverBox Securities, the Company paid SilverBox Securities a fee in an amount equal to $25,000, which was reimbursed by the underwriters to the Company. In addition, SilverBox Securities is entitled to $1,656,000 which amount shall be subject to pro rata reduction based on the number of Class A ordinary shares redeemed by the public shareholders, which will be paid to SilverBox Securities upon the closing of the initial Business Combination. Due to the fee being contingent upon the closing of the initial Business Combination, the Company has not recorded an expense or liability for these services. The Company will record the expense related to the advisory services when the initial Business Combination is considered probable.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

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

Deferred Legal Fees

As of September 30, 2026 and December 31, 2025, the Company had a total of $1,476,102 and $81,595, respectively, of deferred legal fees to be paid to the Company’s legal advisors upon consummation of the Business Combination. The deferred fees are classified as a non-current liability in the accompanying condensed balance sheets as of September 30, 2026 and December 31, 2025.

Advisory Services

In addition to the underwriting discounts and commissions, the Company engaged Santander US Capital Markets LLC (“Santander”) to provide advisory services to the Company from time to time. As compensation for the services provided under an engagement letter, the Company will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of September 30, 2026 and December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

Note 6 — Shareholders’ Deficit

Preference shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A ordinary shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, there were 195,000 Class A ordinary shares issued and outstanding, excluding 27,600,000 Class A ordinary shares subject to possible redemption.

Class B ordinary shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. At September 30, 2026 and December 31, 2025, there were 6,900,000 Class B ordinary shares issued and outstanding.

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

At September 30, 2026, assets held in the Trust Account were comprised of $928 in cash and $284,173,612 in a U.S. Treasury bill.

At December 31, 2025, assets held in the Trust Account were comprised of $702 in cash and $276,768,182 in a U.S. Treasury bill.

During the nine months ended September 30, 2026, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 (upon consummation of the initial public offering) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
Description	Level	2026	2025
Assets:
Investments held in Trust Account	1	$284,173,612	$276,768,182
Liabilities:
Derivative liability – Public Warrants	3	$—	$3,551,129
Derivative liability – Public Warrants	1	$2,760,000	$—
Derivative liability – Private Warrants	3	$19,565	$25,139

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

The following tables present the quantitative information regarding market assumptions used in the valuation of the Public Warrants and Private Placement Warrants:

September 30, 2026
Private
Placement
Warrants
Implied share price	$10.11
Exercise price	$11.50
Estimated volatility	5.00%
Remaining term (years)	6.18
Risk-free rate (continuous)	5.02%
Redemption price	$18.00
Implied market adjustment	17.5%

	December 31, 2025
		Private
	Public	Placement
	Warrants	Warrants
Implied share price	$9.93	$9.93
Exercise price	$11.50	$11.50
Estimated volatility	5.00%	5.00%
Remaining term (years)	6.93	6.93
Risk-free rate (continuous)	3.86%	3.86%
Redemption price	$18.00	$18.00
Implied market adjustment	31.00%	31.00%

The following table presents the changes in the fair value of Level 3 warrant liabilities as of for the three and nine months ended September 30, 2026:

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liabilities
Fair value as of December 31, 2025	$3,551,129	$25,139	$3,576,268
Change in fair value of warrant liabilities	349,671	2,479	352,150
Transfer to Level 1	(3,900,800)	—	—
Fair value as of March 31, 2026	—	27,618	27,618
Change in fair value of warrant liabilities	—	3,582	3,582
Fair value as of June 30, 2026	—	31,200	31,200
Change in fair value of warrant liabilities	—	(11,635)	(11,635)
Fair value as of September 30, 2026	$—	$19,565	$19,565

		Private
	Public	Placement	Warrant
	Warrants	Warrants	Liabilities
Warrant liabilities at December 4, 2025 (initial Public Offering)	$—	$—	$—
Issuance of Public and Private Warrants	3,652,400	25,935	3,678,335
Change in fair value of warrant liabilities	(101,271)	(796)	(102,067)
Fair value as of December 31, 2025	$3,551,129	$25,139	$3,576,268

During the three months ended March 31, 2026, the Company transferred its Public Warrants from Level 3 to Level 1 of the fair value hierarchy. The transfer occurred as quoted market prices for the Public Warrants became available in an active market following the commencement of separate public trading. Thereafter, the fair value of the Public Warrants was determined based on the closing market price of the Public Warrants as of each reporting date. Accordingly, the Public Warrants were classified as Level 1 financial instruments.

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

The CODM assesses performance for the single segment and decides how to allocate resources by using the measure of segment profit and loss that is presented as net income or loss in the condensed statements of operations. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	September 30,	December 31,
	2026	2025
Cash	$249,540	$812,892
Cash and investments held in Trust Account	$284,174,540	$276,768,884

				For the
				Period from
				May 29,
				2025
	For the	For the	For the	(Inception)
	Three Months Ended	Three Months Ended	Nine Months Ended	through
	September 30,	September 30,	September 30,	September 30,
	2026	2025	2026	2025
Operating costs	$383,611	$27,890	$2,074,636	$46,574
Interest earned on investments held in Trust Account	$2,516,879	$—	$7,405,656	$—

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Operating and formation costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews operating and formation costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Operating costs, as reported on the condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis. All other segment items included in net income or loss are reported on the condensed statements of operations and described within their respective disclosures.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from May 29, 2025 (inception) through September 30, 2026 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had a net income of $3,800,904, which consists of interest income on investments held in the Trust Account of $2,516,879 and change in fair value of warrant liabilities of $1,667,635, offset by operating costs of $383,610.

For the nine months ended September 30, 2026, we had a net income of $6,127,724, which consists of interest income on investments held in the Trust Account of $7,405,656 and change in fair value of warrant liabilities of $796,703, offset by operating costs of $2,074,635.

For the three months ended September 30, 2025, we had a net loss of $27,890, which consisted of operating costs of $27,890. For the period from May 29, 2025 (inception) through September 30, 2025, we had a net loss of $46,574, which consisted of operating costs of $46,574.

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

For the nine months ended September 30, 2026, cash used in operating activities was $563,352. Net income of $6,127,724 was affected by interest earned on investments held in the Trust Account of $7,405,656 and change in fair value of warrant liabilities of $796,703. Changes in operating assets and liabilities provided $1,511,283 of cash for operating activities.

For the period from May 29, 2025 (inception) through September 30, 2025, cash used in operating activities was $27,290. Net loss of $46,574 was affected by payment of operation costs through promissory note of $10,420 and formation costs paid by the Sponsor in exchange for issuance of Class B ordinary shares of $8,264. Changes in operating assets and liabilities provided $600 of cash for operating activities. Net cash provided by financing activities was $52,022, consisting of proceeds from the promissory note – related party of $150,000, offset by the repayment of the promissory note – related party of $44,919 and the payment of offering costs of $53,059.

As of September 30, 2026, we had marketable securities held in the Trust Account of $284,174,540 (including $7,405,657 of interest income earned during the nine months ended September 30, 2026 and net of unrealized losses) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing earnings on the Trust Account (less taxes payable, if any), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $249,540. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit. The units and the underlying securities would be identical to the private placement units. As of September 30, 2026 and December 31, 2025, there were no amounts outstanding under the Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements – Going Concern,” we may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Our liquidity condition raises substantial doubt about our ability to continue as a going concern. Management plans to address this uncertainty through a Business Combination. However, there can be no assurance that we will be able to consummate any business combination by the end of the Completion Window.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than deferred legal and underwiring fees, advisory fees payable and an agreement to pay the Sponsor a total of $10,000 per month for office space, secretarial, administrative and shared personnel support services. The Company will cease the monthly fees through the earlier of completion of the Company’s initial Business Combination or liquidation.

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

In addition to the underwriting discounts and commissions, we engaged Santander to provide advisory services to us from time to time. As compensation for the services provided under an engagement letter, we will pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, or an aggregate of $8,280,000, payable upon closing of the initial Business Combination. We have agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of September 30, 2026 and December 31, 2025, and $8,280,000 has been recorded as advisory fee payable on the accompanying condensed balance sheets.

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

Critical Accounting Policies and Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, actual results could materially differ from those estimates. We use a third-party valuation specialist to assist management in determining the fair value of the Company’s warrant liabilities. As of December 31, 2025, the Public Warrants and Private Placement Warrants were classified within Level 3 of the fair value hierarchy and represented critical accounting estimates due to the significant judgments and assumptions used in their valuation. Following the transfer of the Public Warrants to Level 1 as a result of the availability of observable market prices, the Public Warrants no longer represent a critical accounting estimate. Accordingly, as of September 30, 2026, the Company’s only critical accounting estimate relates to the valuation of the Private Placement Warrants.

Class A Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ deficit. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2026 and December 31, 2025, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of the redeemable ordinary shares are affected by charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrant Instruments

We account for the Public Warrants and Private Placement Warrants issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the Public Warrant and Private Placement Warrant instruments under liability treatment at their fair value. As of September 30, 2026 and December 31, 2025, there were 9,200,000 Public Warrants and 65,000 Private Placement Warrants outstanding.

Recent Accounting Standards

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as additional information on income taxes paid. The ASU is effective for public business entities for annual periods beginning after December 15, 2024 and for all other entities for annual periods beginning after December 15, 2025, with early adoption permitted. We did not expect the adoption of ASU 2023-09 to have a material impact on our financial statements, as we are not presently subject to income taxes.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disaggregated disclosure of certain categories of expenses included in relevant expense captions presented on the face of the income statement. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of ASU 2024-03 on its financial statements and disclosures.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2026.

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

SILVERBOX CORP V

Date: November 10, 2026	By:	/s/ Stephen M. Kadenacy
	Name:	Stephen M. Kadenacy
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2026	By:	/s/ Daniel E. Esters
	Name:	Daniel E. Esters
	Title:	Director and Chief Financial Officer
(Principal Financial and Accounting Officer)